Form 10-Q
period 2014-02-28
ISMO Tech Solutions, Inc.
filed 2014-04-11
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-54877

ISMO TECH SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4013793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Casa 11 - Princesa de Gales Calle Oxford, Las Cumbres Panama, Republic de Panama
(Address of principal executive offices)

(888) 766-4660
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	2,000,000 shares
(Class)	(Outstanding as at April 11, 2014)

ISMO TECH SOLUTIONS, INC.

Quarterly Report

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Form S-1/A, most recently filed with the Commission on March 17, 2014.

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Balance Sheets

	February 28,	November 30,
	2014	2013
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$17,221	$25,000
Total current assets	17,221	25,000

Total assets	$17,221	$25,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$590	$500
Total current liabilities	590	500

Total liabilities	590	500

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding
as of February 28, 2014 and November 30, 2013, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 2,000,000 shares issued and outstanding
as of February 28, 2014 and November 30, 2013, respectively	2,000	2,000
Additional paid-in capital	23,000	23,000
Deficit accumulated during development stage	(8,369)	(500)
Total stockholders’ equity	16,631	24,500

Total liabilities and stockholders’ equity	$17,221	$25,000

See Accompanying Notes to Financial Statements.

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

		Inception
	For the three months	(November 22, 2013)
	ended	Through
	February 28, 2014	February 28, 2014

Revenue	$-	$-

Expenses:
General and administrative expenses	1,369	1,869
Professional fees	6,500	6,500
Total expenses	7,869	8,369

Operating loss	(7,869)	(8,369)

Net loss	$(7,869)	$(8,369)

Net loss per share-basic	$(0.00)

Weighted average number of
common shares outstanding - basic	2,000,000

See Accompanying Notes to Financial Statements.

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

		Inception
	For the three months	(November 22, 2013)
	ended	Through
	February 28, 2014	February 28, 2014

Operating Activities
Net loss	$(7,869)	$(8,369)
Changes in operating assets and liabilities:
Increase in accounts payable	90	590
Net cash used in operating activities	(7,779)	(7,779)

Financing Activities
Issuances of common stock	-	25,000
Net cash provided by financing activities	-	25,000

Net increase/(decrease) in cash	(7,779)	17,221
Cash - beginning	25,000	-
Cash - ending	$17,221	$17,221

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1 - Accounting policies and procedures

Basis of Presentation:

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the years ended November 30, 2013 and notes thereto included in the Company’s S-1 registration statement and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of February 28, 2014.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2014 and November 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1 - Accounting policies and procedures (continued)

Fair value of financial instruments (continued)

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Revenue recognition

The Company’s revenue recognition policies are in compliance with FASB ASC 605-35 “Revenue Recognition”.  Revenue is recognized when a formal arrangement exists, the price is fixed or determinable, all obligations have been performed pursuant to the terms of the formal arrangement and collectability is reasonably assured.  The Company recognizes revenues on sales of its services, based on the terms of the customer agreement.  The customer agreement takes the form of either a contract or a customer purchase order and each provides information with respect to the service being sold and the sales price.  If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time the service is provided to the customer.

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of February 28, 2014.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $8,369 as of February 28, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 2 - Going concern (continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 - Stockholders’ equity

The Company is authorized to issue up to 100,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

On November 25, 2013, the Company issued 2,000,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $25,000.

As of February 28, 2014, there have been no other issuances of common stock.

Note 4 - Warrants and options

As of February 28, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 5 - Related Party Transactions

Office space and services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

On November 25, 2013, the Company issued 2,000,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for cash in the amount of $25,000.

Note 6 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and there are no material subsequent events to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

ISMO Tech Solutions, Inc. was incorporated in the State of Nevada on November 22, 2013.  We are attempting to establish a base of operation in the Information Technology sector and plan to provide IT hardware, software and support solutions to businesses and households.  Our focus is on educating customers, evaluating their requirements and recommending the appropriate hardware, software or other tools to fit their budgets and needs.  Revenue will be driven by sales of equipment, software and consulting services.  We are in the early stages of setting up an operational company capable of realizing revenues.

Results of Operation for the three months ended February 28, 2014 and for the period from inception (November 22, 2013) through February 28, 2014

Revenues

ISMO Tech Solutions, Inc. was incorporated in the State of Nevada on November 22, 2013, with the purpose of providing information technology solutions to small and medium sized businesses, as well as individual customers.  Revenue will be driven by sales of equipment, software and consulting services.  Our primary distribution channel will be an online, e-commerce webstore, which we have not launched as of the date of this prospectus.  Unless and until we do so, we have no means with which to generate revenues.  Since our incorporation to February 28, 2014, we did not generate any revenues.

We are registering shares of our common stock in a registered public offering offering to raise capital sufficient to cover the costs associated with the offering and to establish a base of operations, including, but not limited to: website development, graphic design, marketing and advertising, working capital, legal, accounting and transfer agent fees.  There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from potential future revenues will be adequate to maintain our business.  Although we intend to begin generating revenues in the next twelve months, there is a possibility we may continue to incur operating losses.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

Operating expenses

We incur various costs and expenses in the execution of our business. During the three month period ended February 28, 2014, total expenses were $7,869, which is attributable to $1,369 in general and administrative expenses and $6,500 in professional fees, a significant majority of which is related to the registration of common stock for sale to the public.

During the period from our inception to February 28, 2014, total operating expenses were $8,369, of which $1,869 was for general and administrative expenses and $6,500 was used for professional fees.

Net loss

In the three month period ended February 28, 2014, we incurred a net loss of $7,869.  Since inception, we incurred a cumulative net loss of $8,369.

Liquidity and capital resources

As of February 28, 2014, we had $17,221 of cash on hand.  Since inception, we have financed all of our cash flow requirements with a sale of common stock to our sole officer and director for $25,000 in cash.  Cash is expected to increase over the next one to two quarters, primarily due to the anticipated receipt of funds from a registered public offering to offset our near term cash equivalents.  We are registering for sale up to 2,500,000 shares of our common stock at a price of $0.02 per share.  In the event we are do not realize any funds from this proposed registered offering, we anticipate being able to sustain only minimal operations for approximately three to six months, during which time we will be unable to pursue our planned business objectives. If we are successful in raising the maximum offering amount, or $50,000, management believes the aggregate funds will be sufficient to establish a base of operations over the next 12 months.

As we expand our activities, we may, and most likely will, experience net negative cash flows from operations, pending revenue from sales of our proposed IT solutions and services.  In the future, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.

We had no means through which to generate revenues as of February 28, 2014.  Thus, our management expects that we will experience net cash out-flows for at least the next 12 months, given the developmental nature of our business.  Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model, advancement of technology and the management of growth.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

No development related expenses have been or will be paid to our affiliates.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not expect to incur research and development costs.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

However, we do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director and our sole director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Our significant business risks are described in our Form S-1/A filed on March 17, 2014, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 25, 2013, we sold 2,000,000 shares of our $0.001 par value common stock to Enrique Navas, our founder and sole officer and director, in exchange for cash in the aggregate amount of $25,000.  This sale of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, the purchaser had fair access to and was in possession of all available material information about our company.  Additionally, the purchaser represented his intent to acquire securities for his own account and not with a view to further distribute the shares.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933, for transactions by an issuer, not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)
(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference to the Registration Statement on Form S-1/A, previously filed with the SEC on March 17, 2014.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISMO TECH SOLUTIONS, INC.
(Registrant)

Signature	Title	Date

/s/ Enrique Navas	President and CEO	April 11, 2014
Enrique Navas

/s/ Enrique Navas	Principal Accounting Officer	April 11, 2014
Enrique Navas	Chief Financial Officer