Form 10-Q
period 2014-05-31
ISMO Tech Solutions, Inc.
filed 2014-07-15
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2014

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	3,250,000 shares
(Class)	(Outstanding as at July 15, 2014)

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

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Balance Sheets

	May 31,	November 30,
	2014	2013
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$12,562	$25,000
Total current assets	12,562	25,000

Total assets	$12,562	$25,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$500	$500
Total current liabilities	500	500

Total liabilities	500	500

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding
as of May 31, 2014 and November 30, 2013, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 2,000,000 shares issued and outstanding
as of May 31, 2014 and November 30, 2013, respectively	2,000	2,000
Additional paid-in capital	23,000	23,000
Deficit accumulated during development stage	(12,938)	(500)
Total stockholders’ equity	12,062	24,500

Total liabilities and stockholders’ equity	$12,562	$25,000

See Accompanying Notes to Financial Statements.

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

			Inception
	For the three months	For the six months	(November 22, 2013)
	ended	ended	Through
	May 31, 2014	May 31, 2014	May 31, 2014

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	1,569	2,938	3,438
Professional fees	3,000	9,500	9,500
Total expenses	4,569	12,438	12,938

Operating loss	(4,569)	(12,438)	(12,938)

Net loss	$(4,569)	$(12,438)	$(12,938)

Net loss per share-basic	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding - basic	2,000,000	2,000,000

See Accompanying Notes to Financial Statements.

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

		Inception
	For the six months	(November 22, 2013)
	ended	Through
	May 31, 2014	May 31, 2014

Operating Activities
Net loss	$(12,438)	$(12,938)
Changes in operating assets and liabilities:
Increase in accounts payable	-	500
Net cash used in operating activities	(12,438)	(12,438)

Financing Activities
Issuances of common stock	-	25,000
Net cash provided by financing activities	-	25,000

Net increase/(decrease) in cash	(12,438)	12,562
Cash - beginning	25,000	-
Cash - ending	$12,562	$12,562

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended November 30, 2013 and notes thereto included in the Company’s S-1 registration statement and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of May 31, 2014.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2014 and November 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of May 31, 2014.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $12,938 as of May 31, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As of May 31, 2014, there have been no other issuances of common stock.

Note 4 - Warrants and options

As of May 31, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Note 6 - Subsequent Events

On June 18, 2014, the Company sold 1,250,000 shares of its common stock at $0.02 per share in a registered public offering for gross proceeds of $25,000 in cash.

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and there are no other material subsequent events to report.

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

Results of Operation

Revenues

ISMO Tech Solutions, Inc. was incorporated in the State of Nevada on November 22, 2013, with the purpose of providing information technology solutions to small and medium sized businesses, as well as individual customers.  Revenue will be driven by sales of equipment, software and consulting services.  Our primary distribution channel will be an online, e-commerce webstore, which we have not launched as of the date of this prospectus.  Unless and until we do so, we have no means with which to generate revenues.  Since our incorporation to May 31, 2014, we did not generate any revenues.  Although are attempting to build our capability to generate revenues in the next twelve months, there is a possibility we may continue to incur operating losses.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our recently filed registration statement.

Operating expenses

We incur various costs and expenses in the execution of our business. During the three month period ended May 31, 2014, total expenses were $4,568, which is attributable to $1,569 in general and administrative expenses and $3,000 in professional fees, a significant majority of which is related to the registration of common stock for sale to the public.

In the six month period ended May 31, 2014, total expenses were $12,438, consisting of $2,938 in general and administrative expenses and $9,500 in professional fees.  During the period from our inception to May 31, 2014, total operating expenses were $12,938, of which $3,438 was for general and administrative expenses and $9,500 was used for professional fees.

Net loss

In the three and six month periods ended May 31, 2014, we incurred net losses of $4,569 and $12,438, respectively.  Since inception, we incurred a cumulative net loss of $12,938.

Liquidity and capital resources

As of May 31, 2014, we had $12,562 of cash on hand.  Since inception, we have financed all of our cash flow requirements with sales of common stock, including $25,000 to our sole officer and director and a public registered offering for $25,000 in cash.

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

We had no means through which to generate revenues as of May 31, 2014.  Thus, our management expects that we will experience net cash out-flows for at least the next 12 months, given the developmental nature of our business.  Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model, advancement of technology and the management of growth.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ISMO TECH SOLUTIONS, INC.
(Registrant)

Signature	Title	Date

/s/ Enrique Navas	President and CEO	July 15, 2014
Enrique Navas

/s/ Enrique Navas	Principal Accounting Officer	July 15, 2014
Enrique Navas	Chief Financial Officer