Form 10-Q
period 2014-08-31
ISMO Tech Solutions, Inc.
filed 2014-10-15
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	3,250,000 shares
(Class)	(Outstanding as at October 14, 2014)

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

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Balance Sheets

	August 31,	November 30,
	2014	2013
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$31,443	$25,000
Total current assets	31,443	25,000

Total assets	$31,443	$25,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$500	$500
Total current liabilities	500	500

Total liabilities	500	500

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding
as of August 31, 2014 and November 30, 2013, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 3,250,000 and 2,000,000 shares issued and
outstanding as of August 31, 2014 and November 30, 2013, respectively	3,250	2,000
Additional paid-in capital	46,750	23,000
Deficit accumulated during development stage	(19,057)	(500)
Total stockholders’ equity	30,943	24,500

Total liabilities and stockholders’ equity	$31,443	$25,000

See Accompanying Notes to Financial Statements.

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

			Inception
	For the three months	For the nine months	(November 22, 2013)
	ended	ended	Through
	August 31, 2014	August 31, 2014	August 31, 2014

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	3,118	6,057	6,557
Professional fees	3,000	12,500	12,500
Total expenses	6,118	18,557	19,057

Operating loss	(6,118)	(18,557)	(19,057)

Net loss	$(6,118)	$(18,557)	$(19,057)

Net loss per share-basic	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding - basic	3,019,022	2,342,153

See Accompanying Notes to Financial Statements.

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

		Inception
	For the nine months	(November 22, 2013)
	ended	Through
	August 31, 2014	August 31, 2014

Operating Activities
Net loss	$(18,557)	$(19,057)
Changes in operating assets and liabilities:
Increase in accounts payable	-	500
Net cash used in operating activities	(18,557)	(18,557)

Financing Activities
Issuances of common stock	25,000	50,000
Net cash provided by financing activities	25,000	50,000

Net increase/(decrease) in cash	6,443	31,443
Cash - beginning	25,000	-
Cash - ending	$31,443	$31,443

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of August 31, 2014.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2014 and November 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1 - Accounting policies and procedures (continued)

Fair value of financial instruments(continued)

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of August 31, 2014.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 2 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $19,057 as of August 31, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

On June 18, 2014, the Company issued 1,2500,000 shares of its $0.001 par value common stock to 26 shareholders in a registered public offering for total cash proceeds of $25,000.

As of August 31, 2014, there have been no other issuances of common stock.

Note 4 - Warrants and options

As of August 31, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Results of Operation

Revenues

ISMO Tech Solutions, Inc. was incorporated in the State of Nevada on November 22, 2013, with the purpose of providing information technology solutions to small and medium sized businesses, as well as individual customers.  Revenue will be driven by sales of equipment, software and consulting services.  Our primary distribution channel will be an online, e-commerce webstore, which we have not launched as of the date of this prospectus.  Unless and until we do so, we have no means with which to generate revenues.  Since our incorporation to August 31, 2014, we did not generate any revenues.  Although are attempting to build our capability to generate revenues in the next twelve months, there is a possibility we may continue to incur operating losses.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our recently filed registration statement.

Operating expenses

We incur various costs and expenses in the execution of our business. During the three month period ended August 31, 2014, total expenses were $6,118, which is attributable to $3,118 in general and administrative expenses and $3,000 in professional fees, a significant majority of which is related to the registration of common stock for sale to the public.

In the nine month period ended August 31, 2014, total expenses were $18,557, consisting of $6,057 in general and administrative expenses and $12,500 in professional fees.  During the period from our inception to August 31, 2014, total operating expenses were $19,057, of which $6,557 was for general and administrative expenses and $12,500 was used for professional fees.

Net loss

In the three and nine month periods ended August 31, 2014, we incurred net losses of $6,118 and $18,557, respectively.  Since inception, we incurred a cumulative net loss of $19,057.

Liquidity and capital resources

As of August 31, 2014, we had $31,443 of cash on hand.  Since inception, we have financed all of our cash flow requirements with sales of common stock, including $25,000 to our sole officer and director and a public registered offering for $25,000 in cash.

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

We had no means through which to generate revenues as of August 31, 2014.  Thus, our management expects that we will experience net cash out-flows for at least the next 12 months, given the developmental nature of our business.  Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model, advancement of technology and the management of growth.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

ISMO TECH SOLUTIONS, INC.
(Registrant)

Signature	Title	Date

/s/ Enrique Navas	President and CEO	October 15, 2014
Enrique Navas

/s/ Enrique Navas	Principal Accounting Officer	October 15, 2014
Enrique Navas	Chief Financial Officer