Form 10-Q
period 2015-02-28
ISMO Tech Solutions, Inc.
filed 2015-04-14
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	3,250,000 shares
(Class)	(Outstanding as at April 15, 2015)

ISMO TECH SOLUTIONS, INC.

Quarterly Report

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Form 10-K, most recently filed with the Commission on February 27, 2015.

ISMO TECH SOLUTIONS, INC.

Condensed Balance Sheets

	February 28,	November 30,
	2015	2014
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$3,365	$12,649
Total current assets	3,365	12,649

Total assets	$3,365	$12,649

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$99	$1,199
Total current liabilities	99	1,199

Total liabilities	99	1,199

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding
as of February 28, 2015 and November 30, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 3,250,000 shares issued and outstanding as of
February 28, 2015 and November 30, 2014, respectively	3,250	3,250
Additional paid-in capital	46,750	46,750
Accumulated deficit	(46,734)	(38,550)
Total stockholders’ equity	3,266	11,450

Total liabilities and stockholders’ equity	$3,365	$12,649

See Accompanying Notes to Financial Statements.

ISMO TECH SOLUTIONS, INC.

Condensed Statements of Operations

(unaudited)

	For the three months ended
	February 28,
	2015	2014

Revenue	$-	$-

Expenses:
General and administrative expenses	2,184	1,369
Professional fees	6,000	6,500
Total expenses	8,184	7,869

Operating loss	(8,184)	(7,869)

Net loss	$(8,184)	$(7,869)

Net loss per share-basic	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding - basic	3,250,000	2,000,000

See Accompanying Notes to Financial Statements.

ISMO TECH SOLUTIONS, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended
	February 28,
	2015	2014

Operating Activities
Net loss	$(8,184)	$(7,869)
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable	(1,100)	90
Net cash used in operating activities	(9,284)	(7,779)

Net increase/(decrease) in cash	(9,284)	(7,779)
Cash - beginning	12,649	25,000
Cash - ending	$3,365	$17,221

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

ISMO TECH SOLUTIONS, INC.

Notes to Condensed Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended November 30, 2014 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of February 28, 2015 and November 30, 2014.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2015 and November 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of February 28, 2015 and November 30, 2014.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

ISMO TECH SOLUTIONS, INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 2 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $46,734 as of February 28, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As of February 28, 2015, there have been no other issuances of common stock.

Note 4 - Warrants and options

As of February 28, 2015, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Results of Operation

Revenues

ISMO Tech Solutions, Inc. was incorporated in the State of Nevada on November 22, 2013, with the purpose of providing information technology solutions to small and medium sized businesses, as well as individual customers.  Revenue will be driven by sales of equipment, software and consulting services.  Our primary distribution channel will be an online, e-commerce webstore, which we have not launched as of the date of this prospectus.  Unless and until we do so, we have no means with which to generate revenues.  Since our incorporation to February 28, 2015, we did not generate any revenues.  Although are attempting to build our capability to generate revenues in the next twelve months, there is a possibility we may continue to incur operating losses.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our recently filed registration statement.

Operating expenses

We incur various costs and expenses in the execution of our business. During the three month period ended February 28, 2015, total expenses were $8,184, which is attributable to $2,184 in general and administrative expenses and $6,000 in professional fees, a significant majority of which is related to the registration of common stock for sale to the public.

In comparison, total expenses were $7,869 during the three months quarter ended February 28, 2015, consisting of $1,369 in general and administrative expenses and $6,500 in professional fees.

Net loss

In the three month periods ended February 28, 2015 and 2014, we incurred net losses of $8,184 and $7,869, respectively.

Liquidity and capital resources

As of February 28, 2015, we had $3,365 of cash on hand.  Since inception, we have financed all of our cash flow requirements with sales of common stock, including $25,000 to our sole officer and director and a public registered offering for $25,000 in cash.

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

Although we established our web presence, we have not generated revenues as of February 28, 2015.  Thus, our management expects that we will experience net cash out-flows for at least the next 12 months, given the developmental nature of our business.  Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model, advancement of technology and the management of growth.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Item 1A. Risk Factors

Our significant business risks are described in our annual report on Form 10-K filed on February 27, 2015, to which reference is made herein.

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

ISMO TECH SOLUTIONS, INC.
(Registrant)

Signature	Title	Date

/s/ Enrique Navas	President and CEO	April 14, 2015
Enrique Navas

/s/ Enrique Navas	Principal Accounting Officer	April 14, 2015
Enrique Navas	Chief Financial Officer