Form 10-Q
period 2015-05-31
ISMO Tech Solutions, Inc.
filed 2015-07-15
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2015

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-193328

ISMO TECH SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4013793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Sanders Ortoli Vaughn-Flam Rosenstadt LLP 501 Madison Ave. 14th Floor New York, NY10022
(Address of principal executive offices)

(212) 588-0022
(Registrant's telephone number, including area code)

__________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	4,250,000 shares
(Class)	(Outstanding as at May 31, 2015)

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

ISMO TECH SOLUTIONS, INC.

Condensed Balance Sheets

	May 31,	November 30,
	2015	2014
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$715	$12,649
Prepaid services	18,917	-
Total current assets	19,632	12,649

Total assets	$19,632	$12,649

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$164	$1,199
Total current liabilities	164	1,199

Total liabilities	164	1,199

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding
as of May 31, 2015 and November 30, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 4,250,000 and 3,250,000 shares issued and outstanding as of
May 31, 2015 and November 30, 2014, respectively	4,250	3,250
Additional paid-in capital	65,750	46,750
Accumulated deficit	(50,532)	(38,550)
Total stockholders’ equity	19,468	11,450

Total liabilities and stockholders’ equity	$19,632	$12,649

See Accompanying Notes to Financial Statements.

ISMO TECH SOLUTIONS, INC.

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	May 31,		May 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Expenses:
General and administrative expenses	1,215	1,569	3,399	2,938
Professional fees	2,583	3,000	8,583	9,500
Total expenses	3,798	4,569	11,982	12,438

Operating loss	(3,798)	(4,569)	(11,982)	(12,438)

Net loss	$(3,798)	$(4,569)	$(11,982)	$(12,438)

Net loss per share-basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding - basic	3,695,652	2,000,000	3,475,275	2,000,000

See Accompanying Notes to Financial Statements.

ISMO TECH SOLUTIONS, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended
	May 31,
	2015	2014

Operating Activities
Net loss	$(11,982)	$(12,438)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for prepaid services - related party	20,000	-
Changes in operating assets and liabilities:
(Increase) in prepaid services	(18,917)	-
(Decrease) in accounts payable	(1,035)	-
Net cash used in operating activities	(11,934)	(12,438)

Net increase/(decrease) in cash	(11,934)	(12,438)
Cash - beginning	12,649	25,000
Cash - ending	$715	$12,562

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Shares issued for services	$20,000	$-
Number of shares issued for services	1,000,000	$-

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of May 31, 2015 and November 30, 2014.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2015 and November 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ISMO TECH SOLUTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Accounting policies and procedures (continued)

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of May 31, 2015 and November 30, 2014.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

ISMO TECH SOLUTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $50,532 as of May 31, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 - Prepaid services

On April 21, 2015, the Company entered into an Advisory Agreement, with Denis Corin, related party individual, pursuant to which the Company was obligated to issue 1,000,000 shares of its common stock for services estimated to be valued at $20,000.  In addition, upon the Company’s receipt of an aggregate of $1,000,000 dollars in investment, Mr. Corin will be paid a fee equal to $10,000 per month.  The $20,000 is being amortized over the two-year life of the Agreement.  As of May 31, 2015, the Company amortized and recorded as professional fees $1,083 of the prepaid services , leaving a balance of $18,917 in prepaid services.

Note 4 - Stockholders’ equity

The Company is authorized to issue up to 100,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

On April 21, 2015, the Company issued 1,000,000 shares of its common stock to a director for prepaid services valued at $20,000, pursuant to an Advisory Agreement.

As of May 31, 2015, there have been no other issuances of common stock.

Note 5 - Warrants and options

As of May 31, 2015, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6- Related Party Transactions

Office space and services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

ISMO TECH SOLUTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 7 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10.

On June 1, 2015, the Company elected Mr. William Rosenstadt to its board and appointed him as general counsel.  In exchange for such services for a one-year term, the Company agreed to pay Mr. Rosenstadt 150,000 shares of its common stock.

The Company engaged the law firm at which Mr. Rosenstadt is a partner to provide us with legal services. The Company is paying for these services for the first six months through the issuance to such law firm of 200,000 shares of its common stock. In addition, upon the Company’s receipt of an aggregate of $1,000,000 dollars in investment, Mr. Rosenstadt’s law firm will be paid a fee equal to $5,000 per month.

On June 1, 2015, the Company entered into an Advisory Agreement with Mr. Ari Jatwes.  In exchange for Mr. Jatwes’s services, he will receive 250,000 restricted shares of common stock.  In addition, upon the Company’s receipt of an aggregate of $1,000,000 dollars in investment, Mr. Jatwes will be paid a fee equal to $5,000 per month.

On June 1, 2015, the Board of Directors of the Company determined it was in the best interest of the Company to establish a base of operations in the biomedical industry.  Resultantly, the Board of Directors has approved a change in the Company’s name from “ISMO Tech Solutions, Inc.” to “Q BioMed Inc.”  Additionally, the Board of Directors has approved a stock dividend whereby for every one share of common stock outstanding, shareholders will receive an additional 1.5 shares of common stock.  Any fractional shares that would exist as a result of this stock dividend will be rounded up to the nearest whole share.  The Company intends to enact this stock dividend by mid-July.

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

Overview

ISMO Tech Solutions, Inc. was incorporated in the State of Nevada on November 22, 2013.  We were formed with the goal of providing IT hardware, software and support solutions to businesses and households.  Through May 31, 2015, we generated no revenues and had no material operations related to this line of business.

During the quarter, our sole officer and director experienced severe health issues.  As a result, he began to seek outside assistance to direct the company.  On April 21, 2015, we entered into an Advisory Agreement with Denis Corin, pursuant to which he will assist us with (i) all business development activities, business planning and direction, (ii) the implementation of financial controls and systems, (iii) the negotiation of any business transactions, (iv) the preparation and filing of regulatory submissions and (v) the area of financing and capital structure.

Additionally, on April 21, 2015, we appointed Denis Corin to our Board of Directors.   Mr. Corin is a management consultant. He has worked for large pharmaceutical (Novartis) and diagnostic instrumentation companies (Beckman Coulter) in their sales organizations responsible for sales in multi-product disciplines including pharmaceuticals and diagnostics and diagnostic automation equipment. After Novartis and Beckman Coulter, he served as Director of Investor Relations in the small-cap biotech arena at MIV Therapeutics Inc, a company specializing in next generation drug delivery and drug eluting cardiovascular stents. Mr. Corin served as an executive and on the board of directors of TapImmune Inc. from July 2009 to May 2012 He holds a Bachelors degree in Economics and Marketing, from the University of Natal, South Africa.

Results of Operation

Revenues

Since our incorporation to February 28, 2015, we did not generate any revenues.  Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our most recent annual report.

Operating expenses

We incur various costs and expenses in the execution of our business. During the three month period ended May 31, 2015 total expenses were $3,798.  In comparison, total expenses were $4,569 during the quarter ended May 31, 2014.

In the six month period ended May 31, 2015, our total expenses were $11,982 compared with $12,438 in the comparable period ended May 31, 2014.

Net loss

In the quarters ended May 31, 2015 and 2014, we incurred net losses of $3,798 and $4,569, respectively.

Our net losses during the six month periods ended May 31, 2015 and 2014 were $11,982 and $12,438, respectively.

Liquidity and capital resources

As of May 31, 2015, we had $715 of cash on hand.  Since inception, we have financed all of our cash flow requirements with sales of common stock, including $25,000 to an officer and director and a public registered offering for $25,000 in cash.

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

Although we established our web presence, we have not generated revenues as of May 31, 2015.  Thus, our management expects that we will experience net cash out-flows for at least the next 12 months, given the developmental nature of our business.  Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model, advancement of technology and the management of growth.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2015, we issued 1,000,000 shares of its common stock to a director for prepaid services valued at $20,000, pursuant to an Advisory Agreement.  This sale of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, the purchaser had fair access to and was in possession of all available material information about our company.  Additionally, the purchaser represented his intent to acquire securities for his own account and not with a view to further distribute the shares.  The shares bear a restrictive transfer legend.  On the basis of these facts, we claim that the issuance of stock to this shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933, for transactions by an issuer, not involving a public offering.

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
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference to the Registration Statement on Form S-1/A, previously filed with the SEC on March 17, 2014.

8-K Filed Date	Item Number

April 30, 2015	Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers
Item 9.01 Financial Statements and Exhibits

June 16, 2015	Item 1.01 Entry into a Material Definitive Agreement
Item 3.02 Unregistered Sales of Equity Securities
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers
Item 9.01 Financial Statements and Exhibits

June 29, 2015	Item 8.01 Other Events

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISMO TECH SOLUTIONS, INC.
(Registrant)

Signature	Title	Date

/s/ Enrique Navas	Chief Executive Officer	July 15, 2015
Enrique Navas

/s/ Enrique Navas	Principal Accounting Officer	July 15, 2015
Enrique Navas	Principal Financial Officer