Form 10-Q
period 2015-08-31
Q BioMed Inc.
filed 2015-10-20
CIK 1596062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2015

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-193328

Q BIOMED INC.
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
Yes ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒   No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes☒    No☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	8,375,000 shares
(Class)	(Outstanding as at October 15, 2015)

 Q BIOMED INC.
Quarterly Report

PART I – FINANCIAL INFORMATION

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

Q BIOMED, INC.
(formerly ISMO Tech Solutions, Inc.)
Condensed Balance Sheets
(unaudited)

	August 31,	November 30,
	2015	2014

Assets

Current assets:
Cash and cash equivalents	$100	$12,649
Total current assets	100	12,649

Total assets	$100	$12,649

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,683	$1,199
Total current liabilities	1,683	1,199

Total liabilities	1,683	1,199

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding
as of August 31, 2015 and November 30, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 8,375,000 and 8,125,000 shares issued and outstanding as of
August 31, 2015 and November 30, 2014, respectively	8,375	8,125
Additional paid-in capital	78,801	46,750
Accumulated deficit	(88,759)	(43,425)
Total stockholders’ equity (deficit)	(1,583)	11,450

Total liabilities and stockholders’ equity (deficit)	$100	$12,649

See Accompanying Notes to Financial Statements.

Q BIOMED, INC.
(formerly ISMO Tech Solutions, Inc.)
Condensed Statements of Operations
(unaudited)

	For the three months ended		For the nine months ended
	August 31,		August 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Expenses:
General and administrative expenses	5,285	3,118	8,684	6,057
Professional fees	27,917	3,000	36,500	12,500
Total expenses	33,202	6,118	45,184	18,557

Operating loss	(33,202)	(6,118)	(45,184)	(18,557)

Net loss	$(33,202)	$(6,118)	$(45,184)	$(18,557)

Net loss per share-basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding - basic	9,801,630	7,547,554	9,062,044	5,855,383

See Accompanying Notes to Financial Statements.

Q BIOMED INC.
(formerly ISMO Tech Solutions, Inc.)
Statement of Stockholders’ Equity (Deficit)
 (unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 1, 2014	8,125,000	$8,125	$46,750	$(43,425)	$11,450

Issued for services	4,000,000	4,000	30,400	(2,400)	32,000

Cancelled	(3,750,000)	(3,750)	1,500	2,250	-

Donated Capital	-	-	151	-	151

Net loss	-	-	-	(45,184)	(45,184)

Balance, August 31, 2015	8,375,000	$8,375	$78,801	$(88,759)	$(1,583)

See Accompanying Notes to Financial Statements

Q BIOMED, INC.
(formerly ISMO Tech Solutions, Inc.)
Condensed Statements of Cash Flows
(unaudited)

	For the nine months ended
	August 31,
	2015	2014

Operating Activities
Net loss	$(45,184)	$(18,557)
Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for services – related parties	32,000	-
Changes in operating assets and liabilities:
Decrease in accounts payable	484	-
Net cash used in operating activities	(12,700)	(18,557)

Financing Activities
Donated capital	151	-
Issuances of common stock	-	25,000
Net cash provided by financing activities	-	25,000

Net (decrease)/increase in cash	(12,549)	6,443
Cash – beginning	12,649	25,000
Cash – ending	$100	$31,443

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

Q BIO MED, INC.
(formerly ISMO Tech Solutions, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Description of Business

Q BioMed Inc. is a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. Q BioMed intends to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors.  These assets will be developed to provide returns via organic growth, out-licensing, sale or be spun out into new public companies.

Note 2 – Significant accounting policies and procedures

Stock Dividend
On August 5, 2015, the Company recorded a stock split effectuated in the form a stock dividend.  The stock dividend was paid at a rate of 1.5 “new” shares for every one issued and outstanding share held.  All references to share and per share amounts in the condensed financial statements and accompanying notes have been retroactively restated to reflect the stock dividend paid as a stock split.

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

Going Concern
The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $88,759 as of August 31, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Significant accounting policies
There have been no significant changes to the Company’s significant accounting policies as described in the Company’s 10-K issued February 27, 2015

Note 3 – Commitments

On April 21, 2015, the Company entered into an Advisory Agreement, with a related party individual.  In connection with this Advisory Agreement, the Company will be obligated to pay a monthly retainer of $10,000 per month following the completion of a minimum aggregate capital raise of $1,000,000.  The Advisory Agreement has a term of two years, is automatically renewable without notice for additional two-year periods and may be terminated by either party with 90 days’ notice, provided that if the Company terminates the Advisory Agreement without cause prior to the end of the first two-year period, the Company will be liable for all compensation due in that two year period.

On June 1, 2015, the Company entered into a retainer agreement with a law firm, at which a director of the Company is a partner, pursuant to which the Company will be obligated to pay a monthly retainer of $5,000 per month following the completion of a minimum aggregate capital raise of $1,000,000.  The Retainer Agreement has a term of one year.

On June 1, 2015, the Company entered into an Advisory Agreement, pursuant to which the Company  will be obligated to pay a monthly retainer of $5,000 per month following the completion of a minimum aggregate capital raise of $1,000,000.  The Advisory Agreement has a term of one year, is automatically renewable without notice for additional one-year periods and may be terminated by either party with 90 days’ notice, provided that if the Company terminates the Advisory Agreement without cause prior to the end of the first one-year period, the Company will be liable for all compensation due in that one year period.

Note 4 – Stockholders’ equity

The Company is authorized to issue up to 100,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

2.5 for 1 Stock Split effected as stock dividend

On August 5, 2015, the Company recorded a stock split effectuated in the form a stock dividend.  The stock dividend was paid at a rate of 1.5 “new” shares for every one issued and outstanding share held.  All references to share and per share amounts in the condensed financial statements and accompanying notes have been retroactively restated to reflect the stock dividend paid as a stock split.

Share based compensation
In connection with the aforementioned agreements in note 3, on April 21, 2015, the Company issued 2,500,000 shares of its common stock for services estimated to be valued at $20,000.

On June 1, 2015, the Company issued 500,000 shares of its common stock for services estimated to be valued at $4,000.

On June 1, 2015, the Company issued 625,000 shares of its common stock for services estimated to be valued at $5,000.

In addition, on June 1, 2015, the Company entered into a separate board of director’s agreement, pursuant to which the Company issued 375,000 shares of its common stock for services estimated to be valued at $3,000.

The aggregate value of $32,000 was recorded as share based compensation in the statement of operations.

Cancellation of Shares
On July 6, 2015, the founder and former officer and director of the Company returned 3,750,000 shares of common stock to the Company for cancellation.

Note 5 – Subsequent Events

On September 21, 2015, the Company announced it has entered into a Letter-Of-Intent to exclusively in-license and ultimately acquire the assets of Mannin Research Inc. Definitive agreements are expected to be completed by the end of October 2015.

On September 17, 2015, the Company entered into an advisory agreement with Wombat Capital Ltd. (“Wombat”) whereby Wombat will: (a) advise and assist the Company in seeking corporate development opportunities; (b) advise and assist the Company in the identification and evaluation of potential assets to be acquired; (c) advise and assist the Company in the negotiation to acquire and/or license potential assets; and (d) advise and assist the Company on the development of specific assets of the Company (collectively, the “Wombat Services”). In exchange for the Wombat Services, the Company issued 100,000 cashless warrants to purchase 100,000 shares of Company common stock for five years at a price of $2.18 per share. The aforementioned warrants vest in 25,000 warrant increments for each consecutive 90-day period.

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,""expects," "intends,""plans,""anticipates,""estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

Q BioMed Inc. ''Q” is a biomedical acceleration and development company. We are focused on acquiring companies and biomedical assets. Q is dedicated to providing these target companies and assets, strategic resources, developmental support, and expansion capital to ensure they meet their developmental potential enabling them to provide products to patients in need.

Q BioMed Inc. formerly ISMO Tech Solutions, Inc. was incorporated in the State of Nevada on November 22, 2013.  On April 21, 2015, we appointed Denis Corin to our Board of Directors.

On July 17, 2015 we changed our name from “ISMO Tech Solutions, Inc.” to “Q BioMed Inc.”  Although we were founded with the intent of establishing a base of operation in the Information Technology sector and providing IT hardware, software and support solutions to businesses and households, we never began operations in this area.  We now intend to establish a base of operations in the biomedical industry.  We believe that the name change better reflects our proposed new business direction.

On August 5, 2015, the Company paid a dividend in the form of shares of the Company’s common stock on a pro rata basis at a rate of 1.5 “new” shares for every one issued and outstanding share.  All references to share and per share amounts in the condensed financial statements and accompanying notes have been retroactively restated to reflect the stock dividend paid as a stock split.

Results of Operation

Revenues

Since our incorporation to August 31, 2015, we did not generate any revenues.  Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in our most recent annual report.

Operating expenses

We incur various costs and expenses in the execution of our business. During the three month period ended August 31, 2015 total expenses were $33,202.  In comparison, total expenses were $6,118 during the quarter ended August 31, 2014.  The significant increase in operating expenses is primarily attributable to the issuance of shares of our common stock in lieu of cash for certain service agreements.

In the nine month period ended August 31, 2015, our total expenses were $45,184 compared with $18,557 in the comparable period ended August 31, 2014.

Net loss

In the quarters ended August 31, 2015 and 2014, we incurred net losses of $33,202 and $6,118, respectively.

Our net losses during the nine month periods ended August 31, 2015 and 2014 were $45,184 and $18,557, respectively.

Liquidity and capital resources

As of August 31, 2015, we had $100 of cash on hand.  Since inception, we have financed all of our cash flow requirements with sales of common stock, including $25,000 to an officer and director and a public registered offering for $25,000 in cash.

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

Although we established our web presence, we have not generated revenues as of August 31, 2015.  Thus, our management expects that we will experience net cash out-flows for at least the next 12 months, given the developmental nature of our business.  Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model, advancement of technology and the management of growth.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.  As such, our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.  If our business fails, our investors may face a complete loss of their investment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, the company identified material weaknesses in the design and operation of our internal controls in that it does not yet have an adequate segregation of duties and effective risk assessment such that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

However, we do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director and neither of our directors are considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Our significant business risks are described in our annual report on Form 10-K filed on February 27, 2015, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2015, we paid a dividend in the form of unregistered shares of the Company’s common stock on a pro rata basis at a rate of 1.5 “new” shares for every one issued and outstanding share.  As a result of the stock dividend, we issued a total of 5,025,000 shares to existing stockholders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

1

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

(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1/A, previously filed with the SEC on January 13, 2014.

8-K Filed Date	Item Number

August 8, 2015	Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers
Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
Item 9.01 Financial Statements and Exhibits

2

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q BIOMED INC.
(Registrant)

Signature	Title	Date

/s/ Denis Corin	Chief Executive Officer and President	October 15, 2015
Denis Corin

/s/ Denis Corin	Principal Accounting Officer	October 15, 2015
Denis Corin	Principal Financial Officer

3