Form 10-Q/A
period 2015-08-31
Q BioMed Inc.
filed 2015-10-23
CIK 1596062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the three months ended August 31, 2015 (the “Original Filing”) that was filed with the Securities and Exchange Commission on October 20, 2015, solely for the purpose of furnishing Exhibits 31 and 32 that were excluded from the Original Filing.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to October 20, 2015.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)
(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document(2)
(SCH) XBRL Taxonomy Extension Schema Document(2)
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document(2)
(DEF) XBRL Taxonomy Extension Definition Linkbase Document(2)
(LAB) XBRL Taxonomy Extension Label Linkbase Document(2)
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)	Incorporated by reference to the Registration Statement on Form S-1/A, previously filed with the SEC on January 13, 2014.
(2)	Incorporated by reference to the Original Filing.

8-K Filed Date	Item Number

August 8, 2015	Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers
Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q BIOMED INC.
(Registrant)

Signature	Title	Date

/s/ Denis Corin	Chief Executive Officer and President	October 23, 2015
Denis Corin

/s/ Denis Corin	Principal Accounting Officer	October 23, 2015
Denis Corin	Principal Financial Officer