Form 10-K
period 2015-11-30
Q BioMed Inc.
filed 2016-03-11
CIK 1596062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from __________ to __________

Commission File Number: 333-193328

 Q BIOMED INC.
(Exact name of registrant specified in its charter)
Nevada	46-4013793
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Sanders Ortoli Vaughn-Flam Rosenstadt LLP
 501 Madison Ave. 14th Floor New York, NY10022
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (212) 588-0022

Securities Registered Pursuant to Section 12(b) of the Exchange Act:
Title of Each Class	Name of Exchange on which Registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold:  $25,000 as of May 31, 2015.

As of March 11, 2016 there were 8,749,835 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 None.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report. Any of these items may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding our capital needs, business plans and expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

•      our need for additional financing;
•      our limited operating history;
•      our history of operating losses;
•      our lack of insurance coverage;
•      the competitive environment in which we operate;
•      changes in governmental regulation and administrative practices;
•      our dependence on key personnel;
•      conflicts of interest of our directors and officers;
•      our ability to fully implement our business plan;
•      our ability to effectively manage our growth; and
•      other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Q Biomed Inc. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “Qbio” and the “Company” mean Q Biomed Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

FORM 10-K
For the fiscal year ended November 30, 2015

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General information

We were incorporated in the State of Nevada on November 22, 2013 under the name ISMO Technology Solutions and attempted to establish a base of operation in the information technology sector and provide IT hardware, software and support solutions to businesses and households. On January 13, 2014, we filed a registration statement on form S-1 registering 6,250,000 shares of common stock, which was declared effective on March 25, 2014. However, we did not pursue our business plan to any great extent due to the deteriorating health of the major shareholder and CEO, Mr. Enrique Navas.

On August 5, 2015, we recorded a stock split effectuated in the form a stock dividend.  The stock dividend was paid at a rate of 1.5 “new” shares for every one issued and outstanding share held. All common share amounts and per share amounts as referred throughout this Annual Report on Form 10-K have been adjusted to reflect the stock split.

On April 21, 2015, we issued 2,500,000 shares of our common stock to Mr. Denis Corin pursuant to a consulting agreement and Mr. Corin also agreed to join the Board of Directors.

On June 1, 2015, our shareholders elected Mr. William Rosenstadt to the Board of Directors and appointed him as general counsel.  In exchange for such services for a one-year term, we agreed to pay Mr. Rosenstadt 375,000 shares of our common stock. We engaged the law firm at which Mr. Rosenstadt is a partner to provide us with legal services. We paid for these services for the first six months through the issuance to such law firm of 500,000 shares of our common stock and, more recently, 250,000 five-year warrants to purchase 250,000 shares of common stock at a price of $4.15 per share.

Also on June 1, 2015, our Board of Directors determined it was in the best interest of the Company to establish a base of operations in the biomedical industry.  As a result, the Board of Directors approved a change in the Company’s name from “ISMO Tech Solutions, Inc.” to “Q BioMed Inc.”  Q BioMed Inc. is now establishing its business as a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. Q BioMed intends to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors.  These assets will be developed to provide returns via organic growth, out-licensing, sale or spin-out into new public companies.

On July 23, 2015, our founder and CEO, Mr. Enrique Navas, resigned from his position a director of our company and any positions that he held as an officer of the Company.  This resignation did not result from any dispute or disagreement with us, our independent accountants, our counsel or our operations, policies and practices. Mr. Navas agreed to return 3,750,000 shares of common stock owned by him to the treasury.

On October 27, 2015, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to increase the number of shares of common stock that we are authorized to issue from 100,000,000 shares to 250,000,000 shares.  The Certificate of Amendment affected no provisions of our Articles of Incorporation other than the number of common stock that were are authorized to issue, and we are still authorized to issue 100,000,000 shares of preferred stock.

We plan to incorporate a Cayman Islands subsidiary in 2016 which will hold certain intellectual property and assets that we acquire or develop in furtherance of our business plan.

Our Drug Discovery Approach

Our mission is to: (i) license and acquire innovative life sciences assets from academia or small private companies and provide the strategic capital, including intellectual, business development and financial advice to accelerate their product development timeline; (ii) commercialize innovative drug candidates with novel mechanisms of action using our ability to raise capital and bring experienced advisors to assist in developing such commercial plan; (iii) acquire FDA approved drugs and medical devices with limited current and commercial activity with the goal of developing a larger commercial market.

Research and Development Pipeline

On October 29, 2015, we entered into a Patent and Technology License and Purchase Option Agreement (“Exclusive License”) with Mannin Research Inc. (“Mannin”) whereby we were granted a worldwide, exclusive, license on, and option to, acquire certain Mannin intellectual property (“Mannin IP”) within the four-year term of the Exclusive License.

The Mannin IP is initially focused on developing a first-in-class eye drop treatment for glaucoma. The technology platform may be expanded in scope beyond ophthalmological uses and may include cystic kidney disease and others. The initial cost to acquire the Exclusive License was $50,000 and the issuance of 200,000 shares of our common stock subject to an 18-month restriction from trading and subsequent leak-out conditions. Upon Mannin completing a successful phase 1 proof of concept trial in glaucoma, we will be obligated to issue additional shares of our common stock to Mannin, also subject to leak-out conditions. We believe this milestone could occur in the fourth quarter of 2018.

Pursuant to the Exclusive License, we may purchase the Mannin IP within the next four years in exchange for: (i) investing a minimum of $4,000,000 into the development of the Mannin IP and (ii) possibly issuing Mannin additional shares of our common stock based on meeting pre-determined valuation and market conditions. Subsequent to November 30, 2015, we have paid the $50,000 initial cash requirement and an additional payment of $150,000 to fund the costs of development of the drop treatment for glaucoma.

In the event that: (i) we do not exercise the option to purchase the Mannin IP; (ii) we fail to invest the $4,000,000 within four years from the date of the Exclusive License; or (iii) we fail to make a diligent, good faith and commercially reasonable effort to progress the Mannin IP, all Mannin IP shall revert back to Mannin and we shall be granted the right to collect twice the monies invested through that date of reversion by way of a royalty along with other consideration which may be perpetual

Our Strategy

Our aim is to be a leading biotechnology acceleration and development company dedicated to acquiring and providing strategic resources to pre-clinical, clinical stage and near revenue healthcare companies and products. We have identified several targets that could provide a substantial pipeline of innovative and high value assets. We will aim to maximize risk-adjusted returns by focusing on multiple assets throughout the discovery and development cycle. We expect to benefit from early positioning in illiquid and/or unknown private assets with multiple potential products in their development cycle and capitalize on valuation growth as they move forward in their development.

•
Strategically collaborate or in- and out-license select programs.
We intend to seek to collaborate or in- and out-license certain potentially therapeutic candidate products to biotechnology or pharmaceutical companies for preclinical and clinical development and commercialization.

•
Highly leverage external talent and resources.
We plan to maintain and further build our team which is skilled in evaluating technologies for development and product development towards commercialization. By partnering with industry specific experts, we are able to identify undervalued assets that we can fund and assist in enhancing inherent value. We plan to continue to rely on the extensive experience of our management team to execute on our objectives.

•
Evaluate commercialization strategies on a product-by-product basis in order to maximize the value of our product candidates or future potential products.
As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate’s commercialization strategy. These options include building our own internal sales force; entering into a joint marketing partnership with another pharmaceutical or biotechnology company, whereby we jointly sell and market the product; and out-licensing any product that we develop by ourselves or jointly with another party, whereby another pharmaceutical or biotechnology company sells and markets such product and pays us a royalty on sales. Our decision will be made separately for each product and will be based on a number of factors including capital necessary to execute on each option, size of the market to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies. It is too early for us to know which of these options we will pursue for our drug candidates, assuming their successful development.

•
Acquire commercially or near-commercially ready products and build out the current market for such.
In addition to acquiring pre-clinical products, in assembling a diversified portfolio of healthcare assets, we plan on acquiring assets that are either FDA approved or are reasonably expected to be FDA approved within 12 months of our acquiring them. We anticipate hiring a contract sales organization to assume the bulk of the sales and distribution efforts related to any such product.

Patents and Intellectual Property Rights

If products we acquired do not have adequate intellectual protection, we will take the necessary steps to protect our proprietary therapeutic product candidate assets and associated technologies that are important to our business consisting of seeking and maintaining domestic and international patents. These may cover our products and compositions, their methods of use and processes for their manufacture and any other inventions that may be commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business. Our competitive position depends on our ability to obtain patents on our technologies and our potential products, to defend our patents, to protect our trade secrets and to operate without infringing valid and enforceable patents or trade secrets of others. We seek licenses from others as appropriate to enhance or maintain our competitive position.

In connection with Man-01, we hold a license to all intellectual property related thereto. A U.S. patent was filed in 2015 as it related to Man-01, and we plan to file international patent applications in 2016.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act, and we intend to furnish our shareholders’ annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.  We will continue to file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the SEC in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the SEC if they become necessary in the course of our operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Employees

As of March 11, 2016, we had no employees and four management consultants.

Material Agreements

In addition to other agreements described elsewhere in this current report or prior reports filed with the SEC, we have entered into several agreements that we deem material to our operations and/or our financial situation.  We set out below a summary of the terms of those agreements, but encourage you to review each of those agreements in their entirety as attached as exhibits to this current report.

On September 8, 2015, we retained Wombat Capital Ltd to provide expertise in the area of corporate development to the Company’s Management and Board. Wombat Capital will provide scientific advisory services as well as transaction specific advisory services. As consideration for Wombat’s services, we issued five-year warrants to purchase 100,000 shares of our common stock at a price of $2.18 per share.

We entered into an advisory agreement with Pharmafor Ltd., whereby Pharmafor agreed to serve as a consultant for a term of one-year commencing on December 1, 2015. Pharmafor shall assist us in: (a) all scientific and technology development activities and direction; (b) the implementation of new asset identification and analysis of those assets; and (c) the analysis and negotiation of any financial transactions related to the licensing or acquisition of assets determined to be a strategic fit. In exchange for Pharmafor’s services, the Company agreed to pay: (i) a monthly retainer of $2,500 once the Company has raised a minimum of $1,000,000 in the aggregate – anticipated to be by end of the first quarter in 2016, and (ii) 100,000 five-year warrants priced at $3.00 with a cashless exercise option and vesting 25,000 per quarter.

On December 1, 2015, we retained Mr. Robert Farrill to provide expertise in the areas of Canadian investor introductions and introductory services to us. As compensation for Mr. Farrill’s services, Mr. Farrill was compensated an engagement fee of 10,000 restricted common shares and a monthly retainer of 15,000 restricted common shares paid in arrears for six months for a total of 100,000 shares.

On December 4, 2015, we entered into a business development contract with Phab Investments Inc. As compensation for Phab’s services, we agreed to pay Phab 10,000 restricted common shares per month for four months. In exchange, Phab agreed to provide business development services in relation to partnership and licensing opportunities. Phab is the entity that introduced us to Mannin.

On December 15, 2015, we entered into a contract with Chedwick Marketing. Pursuant to that agreement, we agreed to pay Chedwick 7,000 restricted common shares per month for 6 months. In exchange for the aforementioned consideration, Chedwick will provide investor relations services to the Company, which includes: (i) social media placements, (ii) traditional media placements and (iii) contacting brokers to introduce the Company to the market. In addition to stock-based compensation, the Company has agreed to pay pre-approved cash payments as required by Chedwick in the event that they retain third parties to provide additional marketing services.

ITEM 1A. RISK FACTORS

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

Risks Relating to Our Business

If we do not obtain additional financing, our business may be at risk or execution of our business plan may be delayed.

To date, the Company has raised approximately $700,000 through contacts, high net-worth individuals and strategic investors situated mainly in the United States. The Company has not generated any revenue from operations since inception. We have limited assets upon which to commence our business operations and to rely otherwise.  At November 30, 2015, we had cash and cash equivalents of approximately $131,000.  As we have a monthly burn rate of approximately $50,000, we anticipate that we will have to raise additional funds within six months to continue operations. Additional funding will be needed to implement our business plan that includes various expenses such as legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses.

We plan to raise $5 million to acquire various assets available to us in furtherance of our business plan.

However, we might never raise a sufficient amount of additional capital, or if we raise additional capital, do so on reasonable terms. If we do raise additional capital, our existing shareholders may incur substantial and immediate dilution. If we are not able to raise the capital necessary to fund our business objectives, we may have to delay the implementation of our business plan. We estimate that we will need approximately $20,000,000 in additional funds over the next 3 years to complete our business plan.

Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds available to us is through the sale of additional shares of common stock.

Our independent registered public accountant has issued a going concern opinion after auditing our financial statements; our ability to continue depends on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to acquire and market our proposed products and establish the necessary relationships to implement our business plan. We were incorporated on November 22, 2013. Our operations to date were funded entirely by capital raised from our private offering of securities. Notwithstanding the offering, we will continue to require additional financing to execute our business strategy.  We totally depend on external sources of financing for the foreseeable future. Failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We entirely depend on our ability to attract and receive additional funding from either the sale of securities or the issuance of debt securities. Needed funds might never be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. The report of our independent registered public accounting firm on our financial statements, included herein, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

To some extent our business relies on intellectual property owned by third parties, and this reliance exposes us to the termination of the right to use that intellectual property and may result in inadvertent infringement of patents and proprietary rights of others.

Currently, we only have one asset and our business depends on our ability to continuously use the Mannin platform that we have licensed from Mannin.  If the license were to terminate, we would lose the ability to conduct our business pursuant to our plan of operations.  Our ability to pursue our business plan would then depend on finding an alternative platform to license or creating our own platform.  We may not be able to find or create a platform on a timely and cost effective basis, and even if we did, such platform might be inferior to the one we currently have a license to use and may not be attractive to potential customers.

Many entities, including some of our competitors, have or may obtain patents and other intellectual property rights that cover or affect products or services related to those assets that we license.  If a court determines that one or more aspect of the licensed platform infringes on intellectual property owned by others, we may be required to cease using that platform, to obtain licenses from the owners of the intellectual property or to redesign the platform in such a way as to avoid infringing the intellectual property rights. If a third party holds intellectual property rights, it may not allow us to use its intellectual property at any price, which could materially adversely affect our competitive position.

We may not be aware of all intellectual property rights that the licensed platform may potentially infringe. U.S. patent applications are generally confidential until the Patent and Trademark Office issues a patent. Therefore, we cannot evaluate the extent to which the licensed platform may infringe claims contained in pending patent applications. Further, without lengthy litigation, it is often not possible to determine definitively whether a claim of infringement is valid.  We may not be in a position to protect the intellectual property that we license as we are not the owners of that intellectual property and do not currently have the financial resources to engage in lengthy litigation.

Failure to acquire the intellectual property underlying any license or sublicense on which our plan of operations is based may force us to change our plan of operations.

We have to meet certain conditions to maintain ownership over the intellectual property underlying the Mannin license on which our plan of operations is based.  This acquisition may entail the acquisition of the company that holds the intellectual property, the acquisition of the intellectual property or the Acquisition of our Company with or into the company that holds the intellectual property.  If none of these occurs, we might not have the resources to maintain or license the intellectual property that is vital to our business.

We lack an operating history and have not generated any revenues to date. Future operations might never result in revenues. If we cannot generate sufficient revenues to operate profitably, we may have to cease operations.

As we were incorporated on November 22, 2013 and more recently changed business direction, we do not have any operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to earn profit by attracting enough clients who will buy our product or services.  We might never generate revenues or, if we generate revenues, achieve profitability. Failure to generate revenues and profit will eventually cause us to suspend or cease operations.

We may be exposed to potential risks and significant expenses resulting from the requirements under section 404 of the Sarbanes-Oxley Act of 2002.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Development of our business will necessitate ongoing changes to our internal control systems, processes and information systems. We do not intend to develop or manufacture any products, and consequently have no products in development, manufacturing facilities or intellectual property rights. As we develop our business, hire employees and consultants and seek to protect our intellectual property rights, our current design for internal control over financial reporting will not be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis.  Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses.

In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

However, as an “emerging growth company,” as defined in the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

We will incur on-going costs and expenses for SEC reporting and compliance. Without revenue, we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Projects for the acquisition and development of the Company’s products are subject to many factors, which are outside our control.  These factors include general economic conditions in North America and worldwide (such as recession, inflation, unemployment, and interest rates), shortages of labor and materials and price of materials and competitive products and the regulation by federal and state governmental authorities.

Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Pharmaceutical development has inherent risk. We will be required to demonstrate through well-controlled clinical trials that our product candidates are effective with a favorable benefit-risk profile for use in their target indications before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. We also may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of a New Drug Application or Biologics License Application (“BLA”) to the FDA and even fewer are approved for commercialization.

Any product candidates we advance into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidate, Man-01, are subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive approval of a BLA from the FDA. The process of obtaining BLA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition to the significant clinical testing requirements, our ability to obtain marketing approval for these products depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our product manufacturing processes, testing procedures or facilities are insufficient to justify approval. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

The FDA or another regulatory agency can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for any indication;
•	the FDA may not accept clinical data from trials which are conducted by individual investigators or in countries where the standard of care is potentially different from the United States;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the FDA may fail to approve our manufacturing processes or facilities or those of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; or
•	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

With respect to foreign markets, approval procedures vary among countries and, in addition to the aforementioned risks, can involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, recent events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new pharmaceuticals based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

Any product candidate we advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent their regulatory approval or commercialization or limit their commercial potential.

Unacceptable adverse events caused by any of our product candidates that we advance into clinical trials could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale. For example, in Phase 1/2 oncology trials, dose limiting toxicity, or DLT, stopping rules are commonly applied. If we acquire a pre-clinical oncology asset, as we plan to, any DLT that could suspend or stop dose escalation by predetermined criteria, including allergic reactions, prolonged aplasia or other organ toxicities of a serious nature.

We have not yet completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product or, if such product candidate is approved for marketing, future adverse events could cause us to withdraw such product from the market.

Delays in the commencement of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory clearance to commence a clinical trial;
•	identifying, recruiting and training suitable clinical investigators;
•
reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

•	obtaining sufficient quantities of a product candidate for use in clinical trials;
•	obtaining Investigator Review Board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site;
•	identifying, recruiting and enrolling patients to participate in a clinical trial; and
•	retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues.

Any delays in the commencement of our clinical trials will delay our ability to pursue regulatory approval for our product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Suspensions or delays in the completion of clinical testing could result in increased costs to us and delay or prevent our ability to complete development of that product or generate product revenues.

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results or difficulties in obtaining sufficient quantities of product manufactured in accordance with regulatory requirements and on a timely basis. Further, a clinical trial may be modified, suspended or terminated by us, an IRB, an ethics committee or a data safety monitoring committee overseeing the clinical trial, any clinical trial site with respect to that site, or the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•	inspection of the clinical trial operations or clinical trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•	stopping rules contained in the protocol;
•	unforeseen safety issues or any determination that the clinical trial presents unacceptable health risks; and
•	lack of adequate funding to continue the clinical trial.

Changes in regulatory requirements and guidance also may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing and the likelihood of a successful completion of a clinical trial. If we experience delays in the completion of, or if we must suspend or terminate, any clinical trial of any product candidate, our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, any of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

Even if approved, Man-01 or any other product candidates that we may develop and market may be later withdrawn from the market or subject to promotional limitations.

We may not be able to obtain the labeling claims necessary or desirable for the promotion of our product candidates if approved. We may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory or if adverse events or other safety issues arise after approval, the FDA or a comparable regulatory agency in another country may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to complete. In addition, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required. Any reformulation or labeling changes may limit the marketability of our products if approved.

Our dependence on third party suppliers or our inability to successfully produce any product could adversely impact our business.

We currently have no formal arrangement with any party to supply us with our requirements for the development of Man-01. If we are unable to find a partner to manufacture the necessary product, there would be a significant interruption of our supply, which would materially adversely affect clinical development and potential commercialization of the product. In the event that the FDA or such other agencies determine that we or any third-party suppliers have not complied with cGMP, our clinical trials could be terminated or subjected to a clinical hold until such time as we or any third party are able to obtain appropriate replacement material. Furthermore, if any contract manufacturer who supply us cannot successfully manufacture material that conforms to our specifications and with FDA regulatory requirements, we will not be able to secure and/or maintain FDA approval for Man-01. We, and any third-party suppliers are and will be required to maintain compliance with cGMPs and will be subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance.

We do and will also rely on our partners and manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our anticipated clinical trials. We do not have any control over the process or timing of the acquisition of raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing clinical trial could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

We may not have the resources or capacity to commercially manufacture Man-01, if approved, and we will likely continue to be dependent upon third party manufacturers. Our current inability or our dependence on third parties to manufacture and supply us with clinical trial materials and any approved products may adversely affect our ability to develop and commercialize Man-01 on a timely basis or at all.

We will likely rely on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We intend and do use CROs to conduct our planned clinical trials and will and do rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with our clinical protocols. Our CROs, investigators and other third parties will and do play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials.

There is no guarantee that any CROs, investigators and other third parties upon which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, fail to adhere to our clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated. If any of our clinical trial sites terminate for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be jeopardized.

If our competitors develop treatments for the target indications of our product candidates that are approved more quickly, marketed more successfully or demonstrated to be more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies, as well as new treatments that may be introduced by our competitors. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. We also may compete with these organizations to recruit management, scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. New developments, including the development of other biological and pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. We will also face competition from these third parties in recruiting and retaining qualified personnel, establishing clinical trial sites and patient registration for clinical trials and in identifying and in-licensing new product candidates.

If we are unable to establish sales and marketing capabilities or fail to enter into agreements with third parties to market, distribute and sell any products we may successfully develop, we may not be able to effectively market and sell any such products and generate product revenue.

We do not currently have the infrastructure for the sales, marketing and distribution of any of our product candidates, and must build this infrastructure or make arrangements with third parties to perform these functions in order to commercialize any products that we may successfully develop. The establishment and development of a sales force, either by us or jointly with a partner, or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. If we, or our partners, are unable to establish sales and marketing capability or any other non-technical capabilities necessary to commercialize any products we may successfully develop, we will need to contract with third parties to market and sell such products. We may not be able to establish arrangements with third parties on acceptable terms, or at all.

If any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that it generates from their sales will be limited.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved products will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the clinical indications for which the product is approved;
•	acceptance by physicians, major operators of hospitals and clinics and patients of the product as a safe and effective treatment;
•	acceptance of the product by the target population;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
•	the cost of treatment in relation to alternative treatments;
•	the availability of adequate reimbursement and pricing by third parties and government authorities;
•	relative convenience and ease of administration;
•	the prevalence and severity of adverse events;
•	the effectiveness of our sales and marketing efforts; and
•	unfavorable publicity relating to the product.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue from these products and may not become or remain profitable.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications for which there may be a greater likelihood of success.

Because we have limited financial and managerial resources, we will focus on a limited number of research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates for other indications for which there may be a greater likelihood of success or may prove to have greater commercial potential. Notwithstanding our investment to date and anticipated future expenditures on Man-01, we have not yet developed, and may never successfully develop, any marketed treatments using these products. Research programs to identify new product candidates or pursue alternative indications for current product candidates require substantial technical, financial and human resources. Although we intend to and do support certain investigator-sponsored clinical trials of Man-01 evaluating various indications, these activities may initially show promise in identifying potential product candidates or indications, yet fail to yield product candidates or indications for further clinical development.

We may incur substantial product liability or indemnification claims relating to the clinical testing of our product candidates.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. While we have and intend to maintain product liability insurance relating to our clinical trials, our coverage may not be sufficient to cover claims that may be made against us and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

Healthcare reform and restrictions on reimbursements may limit our financial returns.

Our ability or the ability of our collaborators to commercialize any of our product candidates that we successfully develop may depend, in part, on the extent to which government health administration authorities, private health insurers and other organizations will reimburse consumers for the cost of these products. These third parties are increasingly challenging both the need for and the price of new drug products. Significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Adequate third-party reimbursement may not be available for our product candidates to enable us or our collaborators to maintain price levels sufficient to realize an appropriate return on their and our investments in research and product development.

If we fail to attract and retain key management and clinical development personnel, we may be unable to successfully develop or commercialize our product candidates.

We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. As a company with a limited number of personnel, we are highly dependent on the development, regulatory, commercial and financial expertise of the members of our senior management and advisors, in particular Denis Corin, our chairman and chief executive officer. The loss of this individual or the services of any of our other senior management could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business. Our success also depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and we may not be able to do so in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical companies, as well as universities and research organizations. If we are not able to attract and retain the necessary personnel, we may experience significant impediments to our ability to implement our business strategy.

Our success will depend upon intellectual property, proprietary technologies and regulatory market exclusivity periods, and the intellectual property protection for our product candidates depends significantly on third parties.

Our success will depend, in large part, on obtaining and maintaining patent protection and trade secret protection for our product candidates and their formulations and uses, as well as successfully defending these patents against third-party challenges. Mannin is responsible for prosecuting and maintaining patent protection relating to its patents relating to Man-01. If Mannin fails to appropriately prosecute and maintain patent protection for Man-01, our ability to develop and commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to this product could have a material adverse effect on our financial condition and results of operations.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•	patent applications may not result in any patents being issued;
•	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage;
•
our competitors, many of which have substantially greater resources than we or our partners and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use and sell our potential products;

•
there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and

•
countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop, and market competing products.

In addition to patents, we and our partners also rely on trade secrets and proprietary know-how. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, third parties may still obtain this information or come upon this same or similar information independently.

We also intend to rely on our ability to obtain and maintain a regulatory period of market exclusivity for any of our biologic product candidates that are successfully developed and approved for commercialization. Although this period in the United States is currently 12 years from the date of marketing approval, there is a risk that the U.S. Congress could amend laws to significantly shorten this exclusivity period, as proposed by President Obama. Once any regulatory period of exclusivity expires, depending on the status of our patent coverage and the nature of the product, we may not be able to prevent others from marketing products that are biosimilar to or interchangeable with our products, which would materially adversely affect us.

In addition, U.S. patent laws may change which could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the America Invents Act, was signed into law, and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office implemented the America Invents Act on March 16, 2013, and it remains to be seen how the judicial system and the U.S. Patent and Trademark Office will interpret and enforce these new laws. Accordingly, it is not clear what impact, if any, the America Invents Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

Our success also depends on our ability and the ability of any of our future collaborators to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products, some of which may be directed at claims that overlap with the subject matter of our intellectual property. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our product candidates of which we are not aware.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we or any of our licensors, suppliers or collaborators infringe the third party’s intellectual property rights, we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	abandon an infringing product candidate or redesign our products or processes to avoid infringement;
•
pay substantial damages, including the possibility of treble damages and attorneys’ fees, if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;

•	pay substantial royalties, fees and/or grant cross licenses to our technology; and/or
•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, found to be unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

We may be subject to claims that our consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us.

As is common in the biotechnology and pharmaceutical industry, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants were previously employed at, or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may become subject to claims that we or these consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Associated with our Capital Stock

Because prior to January 8, 2016, we were considered to be a “shell company” under applicable securities rules, investors may not be able to rely on the resale exemption provided by Rule 144 of the Securities Act unless and until we have satisfied the requirements of Rule 144(i)(1)(2). As a result, investors purchasing unregistered shares may not be able to re-sell our shares until January 8, 2017 and could lose their entire investment.

Prior to the license of the Man-01and the completion of a material portion of our recent fundraising, we were a “shell company” as defined by Rule 12b-2 promulgated under the Exchange Act. Accordingly, any securities we sell can only be resold through registration under the Securities Act, meeting the safe harbor provisions of paragraph (i) of Rule 144, or in reliance upon Section 4(1) of the Securities Act of 1933 for non-affiliates.

The SEC adopted final rules amending Rule 144 that became effective on February 15, 2008. Pursuant to Rule 144, one year must elapse from the time we were no longer considered a "shell company" as defined by Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act by filing a Form 10 information with the SEC after which time we must remain current in our filing obligations, before a restricted shareholder can resell their holdings in reliance on Rule 144.

The term "Form 10 information" means the information that is required by SEC Form 10, to register under the Exchange Act each class of securities being sold under Rule 144. The Form 10 information is deemed filed when the initial filing is made with the SEC. Under Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 information with the SEC reflecting its status as an entity that is not a shell company.

Our shares of common stock are subject to the “penny stock’ rules of the securities and exchange commission and the trading market in our securities will be limited, which will make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks.”  Penny stocks generally are equity securities with a price of less than $5 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.  If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Our shares of common stock trading on the OTCQB will fluctuate significantly. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

Any additional funding we arrange through the sale of our common stock or securities convertible into our common stock will result in dilution to existing shareholders.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of our common stock. Such stock issuances will cause stockholders' interests in the Company to be diluted. Such dilution will negatively affect the value of investors’ shares.

Our articles of association provide indemnification for officers, directors and employees.

Our governing instruments provide that officers, directors, employees and other agents and their affiliates shall only be liable to our Company for losses, judgments, liabilities and expenses that result from the negligence, misconduct, fraud or other breach of fiduciary obligations. Thus certain alleged errors or omissions might not be actionable by us. The governing instruments also provide that, under the broadest circumstances allowed under law, we must indemnify our officers, directors, employees and other agents and their affiliates for losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by them in connection with our Company, including liabilities under applicable securities laws.

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our common stock;
•	delay or failure in initiating or completing pre-clinical or clinical trials or unsatisfactory results of these trials;
•	announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;
•	developments concerning our licensors, product manufacturers or our ability to produce Man-01;
•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
•	conditions in the pharmaceutical or biotechnology industries;
•	governmental regulation and legislation;
•	variations in our anticipated or actual operating results; and
•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

Many of these factors are beyond our control. The stock markets in general, and the market for pharmaceutical and biotechnological companies in particular, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

3,125,002 of our outstanding shares of common stock as of March 11, 2016, are unrestricted and freely tradable. Our remaining outstanding shares of common stock and the shares of our common stock underlying our outstanding warrants are not available for sale in the public market, either pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or an effective registration statement. As a result, we have a limited market of potential sellers. Further, we do not have a liquid market as we average approximately 10,000 shares traded on a daily basis. Therefore, sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains a corporate office at 501 Madison Avenue, 14th Floor, New York, NY 10022. Such office is solely for the purpose of maintaining a physical presence to receive correspondence and it is at no cost as our general counsel maintains his offices at that location. The company also maintains a single month to month office in Grand Cayman, where the Company’s President and Chairman, Mr. Denis Corin, resides. We expect to pay $2,500 per month for the Grand Cayman office starting in the first quarter of 2016.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is listed on the Over the Counter QB (“OTCQB”) under the symbol “QBIO”. The market for our common stock is limited, volatile and sporadic. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions. Those fiscal quarters during which there were no sales of our common stock have been labeled as “n/a”.

Quarter Ended	High Bid		Low Bid

Fiscal Year 2015
November 30, 2015		$3.56		$1.95
August 31, 2015		$4.00		$1.30
May 31, 2015	$	n/a	$	n/a
February 28, 2015	$	n/a	$	n/a

Fiscal Year 2014
November 30, 2014	$	n/a	$	n/a
August 31, 2014	$	n/a	$	n/a
May 31, 2014	$	n/a	$	n/a
February 28, 2014	$	n/a	$	n/a

The last reported sales price for our shares on the OTCQB as of February 23, 2016, was $3.83 per share. As of November 10, 2015, we had 41 shareholders of record.

Holders

As of March 11, 2016, we had 8,749,835 shares of $0.001 par value common stock issued and outstanding.  Our Transfer Agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, Phone: (212) 828-8436.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

Since our most recent quarterly report for the period ended August 31, 2015, we have reported in periodic reports all sales of unregistered securities with the following exceptions:

•	In October 2015, we converted $25,000 in Series A Notes outstanding principal into 16,131 common shares upon the lender’s request.

•	In November 2015, we issued 6,000 shares of our common stock to a vendor for web development services.

•
Subsequent to November 30, 2015, we have issued an aggregate of 106,000 shares of our common stocks to three vendors and committed to issue an additional of 76,000 shares of our common stocks pursuant to the consulting agreements that we entered into.

•
Also from December 2015 to date, upon the lender’s request, we have converted an aggregate of $12,500, $75,000 and $15,000 in Series A, Series B and Series C Notes outstanding principal into an aggregate of 5,734, 34,811 and 6,159 common shares, respectively.

We have made the issuances of unregistered securities discussed above in reliance on the registration exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the Section entitled "Risk Factors" in Item 1A, and other documents we file with the Securities and Exchange Commission. Historical results are not necessarily indicative of future results.

Overview

Q BioMed Inc. (or “the Company”) (formerly ISMO Tech Solutions, Inc.) was incorporated in the State of Nevada on November 22, 2013 and is a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. Q BioMed intends to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors.  These assets will be developed to provide returns via organic growth, out-licensing, sale or be spun out into new public companies.

Recent Developments

Over the last 12 months, we have made significant changes and advancements in the business plan of the company. A new management team took over in the second half of the year and substantially changed the direction of the business, the capital structure and our name. We are now a biotech acceleration and development company focused on identifying undervalued biotechnology assets and accelerating their development by bringing our resources to bear.

We changed our name from “ISMO Tech Solutions, Inc.” to “Q BioMed Inc.” and installed a new management team. We added a highly competent and world class technical and scientific advisory board through a strategic relationship with Wombat Capital, an advisory group specializing in M&A in the biotech/Pharma sector.

We initiated our business plan assessing high value biomedical assets in the biotech sector. We identified several candidates and completed our first asset transaction with an exclusive option/license agreement with Mannin Research Inc.

The asset, utilizing a proprietary research platform, only recently published (September 2014) in the Journal of Clinical Investigations, this technology is addressing the need for a new class of drugs to treat diseases such as glaucoma and Cystic Kidney disease.  Our primary target indication is for a first-in-class therapeutic eye-drop for the treatment of glaucoma in adults.

The global market for glaucoma therapeutics is one of the largest segments of the $23 billion global ophthalmology market.  There are 60 million people worldwide suffering from glaucoma.  It is projected that the total population suffering from glaucoma will grow to 80 million by 2020 (W.H.O 2010). We believe that the lead candidate, MAN-01, will address this market as a first-in-class drug that is designed to treat abnormal vessels within the eye, thereby treating glaucoma at its root causes.

There is no cure for glaucoma and new therapeutics are highly sought after. Current therapies and surgical procedures are not optimally effective, are painful and not well tolerated by patients.

Intra-Ocular Pressure (IOP) is caused by abnormal flow of clear fluid within the eye, causing irreversible damage to the eye, ultimately leading to blindness. A specialized blood vessel, the ‘Schlemm’s canal’ is the major drainage pathway for fluid to escape from the front of the eye. Glaucoma can occur when this canal is either blocked during the patient’s lifetime or impaired from a birth defect, resulting in a small or absent Schlemm’s canal.

Together with Mannin, we are developing a unique molecule delivered in an easy-to-administer eye drop designed to repair the normal flow of fluid in the eye resulting in the reduction of IOP, one of the main causes of glaucoma.  Our platform is both unique and first-in-class, and we believe that we are the only company targeting this mechanism of action.

The initial discovery of this asset was made by, and ongoing R&D is being conducted by, Dr. Susan Quaggin, a world class clinician and researcher, who recently joined Northwestern University’s Feinberg School of Medicine as the Charles Horace Mayo Professor of Medicine, where she serves as the director of the Feinberg Cardiovascular Research Institute (FCVRI) and chief of the Division of Nephrology and Hypertension. We are pleased to be working with Dr. Quaggin and Dr. George Nikopolous, Mannin’s CEO.

Recently, Mannin was accepted as one of three companies to the Chicago-Canada Mentorship Program (C2MP). The C2MP program is a tailor-made mentoring program focused on life science innovators. In partnership with the Chicago Innovation Mentors (CIM@MATTER) organization, the Canadian Trade Commissioner Service will catalyze and accelerate technology commercialization opportunities in the Chicago area by matching experienced and supportive mentoring teams with early stage innovators. Mannin was selected to take part in the program so as to accelerate the development and commercialization of our lead indication, MAN-01 for Primary Open-Angle Glaucoma.

In January 2016, Mannin participated in the Glaucoma 360 New Horizons Forum conference in San Francisco, organized by the Glaucoma Research Foundation.  The conference is a unique gathering of CEOs from startup companies, industry executives, ophthalmic leaders and venture capitalists seeking to speed the translation of new ideas to improved therapies for glaucoma patients.

Over the last few months, we significantly increased our cash position through several convertible note and securities purchase agreements exceeding $1,000,000. As a result, we have positioned ourselves to execute on the initial commitments under our Mannin Research Inc. license agreement and expect that development to continue on schedule.

Financial Overview

Revenue

Q BioMed Inc. was incorporated, in the State of Nevada on November 22, 2013, focusing on licensing, acquiring and providing strategic resources to life sciences and healthcare companies.  Revenue will only be possible when we have acquired licenses for commercially ready assets that can be sold. During the years ended November 30, 2015 and 2014, we did not generate any revenues.

General and administrative expenses

The significant components of general and administrative expenses consist of  bank fees, printing, filing fees, other office expenses, and business license and permit fees. We expect that our general and administrative expenses will increase as we implement our business strategy. We believe that these increases will likely include increased fees for outside consultants and lawyers.

Research and development expense

During the year end November 30, 2015, we acquired an exclusive option/license agreement with Mannin for an initial payment of $50,000 upon execution and 200,000 shares paid upon closing, valued at $548,000 based on the issuance date closing price, and the additional 1,000,000 shares paid upon the successful Phase 1 trial proof of concept result.

Other income (expenses)

Other expenses include recognition of changes in the fair value of an embedded conversion option, within our convertible notes payable, losses on extinguishment of debt in connection with the issuance and conversion of convertible notes and interest expense.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates, and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: the valuation allowance of deferred tax assets resulting from net operating losses and the valuation of the embedded conversion option within the convertible notes payable.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2015 and 2014.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and accounts payable because they are short term in nature.

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

•
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

•
Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

•
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

Stock Based Compensation Issued to Nonemployees

Common stock issued to non-employees for acquiring goods or providing services is recognized at fair value when the goods are obtained or over the service period. If the award contains performance conditions, the measurement date of the award is the earlier of the date at which a commitment for performance by the non-employee is reached or the date at which performance is reached. A performance commitment is reached when performance by the non-employee is probable because of sufficiently large disincentives for nonperformance.

Research and Development

We expense the cost of research and development as incurred.  Research and development expenses comprise costs incurred in funding research and development activities, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development.

Deferred tax assets

We are required to reduce our deferred tax assets by a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of our valuation allowance, if any, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses and, based on all available evidence, we believe it is more likely than not that our recorded net deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against all of our net deferred tax assets at November 30, 2015. We will continue to maintain a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.

Recent accounting pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures.  In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the our ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Management is currently evaluating the new guidance and has not determined the impact this standard may have on our financial statements.

Results of Operation for the years ended November 30, 2015 and 2014

	For the years ended November 30,
	2015	2014

Operating expenses:
General and administrative	$354,138	$38,050
Research and development	598,000	-
Total operating expenses	952,138	38,050

Other expenses:
Interest expense	14,511	-
Loss on extinguishment of debt	20,968	-
Change in fair value of embedded conversion option	99,000	-
Total other expenses	134,479	-

Net loss	$(1,086,617)	$(38,050)

Net loss per share - basic and diluted	$(0.12)	$(0.01)

Weighted average shares outstanding, basic and diluted	9,067,839	6,506,849

Revenues

Q BioMed Inc. was incorporated, in the State of Nevada on November 22, 2013, focusing on licensing, acquiring and providing strategic resources to life sciences and healthcare companies.  Revenue will only be possible when we have acquired licenses for commercially ready assets that can be sold. During the years ended November 30, 2015 and 2014, we did not generate any revenues.

Operating expenses

We incur various costs and expenses in the execution of our business. During the year ended November 30, 2015, we incurred approximately $952,000 in total expenses, including approximately $354,000 in general and administrative expenses and $598,000 in research and development expenses.  During the year ended November 30, 2014, we incurred approximately $38,000 in total expenses all of which were general and administrative.

Other expenses

During the year ended November 30, 2015, other expenses included approximately $15,000 in interest expense, $99,000 in change in fair value of embedded conversion option and approximately $21,000 in loss on extinguishment of debt in connection with the issuance and conversion of convertible notes.

Net loss

In the years ended November 30, 2015 and 2014, we incurred net losses of approximately $1.1 million and $38,000, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a base of operations, improve our website and implement other aspects of our business plan.

Liquidity and Capital Resources

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We had an accumulated deficit of approximately $1.1 million as of November 30, 2015.  The report of our independent registered public accounting firm, on our financial statements, included herein, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

In order to continue as a going concern, we will need, among other things, additional capital resources. We are contemplating conducting an offering of our debt or equity securities to obtain additional operating capital.  We depend upon our ability, and will continue to attempt, to secure equity and/or debt financing.  We might not be successful, and without sufficient financing it would be unlikely for us to continue as a going concern.

Our ability to continue as a going concern depends upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the years ended November 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(91,392)	$(37,351)
Financing acitivities	210,151	25,000
Net increase (decrease) in cash and cash equivalents	$118,759	$(12,351)

Net cash used in operating activities was approximately $91,000 for the year ended November 30, 2015 as compared to approximately $37,000 for the year ended November 30, 2014.  The increase in net cash used in operating activities relates to the net loss of approximately $1.1 million for the year ended November 30, 2015, partially offset by aggregate non-cash expenses of approximately $905,000 and an increase in accounts payable and accrued expenses of approximately $90,000.

Net cash provided by financing activities was approximately $210,000 for the year ended November 30, 2015, resulting mainly from proceeds received from the issuance of convertible notes payable.  Net cash provided by financing activities of $25,000 for the year ended November 30, 2014 resulted from proceeds received from the issuance of common stock.

Obligations and Commitments

Advisory Agreement

On June 1, 2015, we entered into an advisory agreement with a vendor for general business analysis and development, pursuant to which we agreed to issue an aggregate of 625,000 shares of our common stock to the vendor.  In addition, we would be obligated to pay a monthly retained of $5,000 per month if we complete a minimum aggregate capital raise of $1.0 million. The Advisory Agreement has a term of one year, is automatically renewable without notice for additional one-year periods and may be terminated by either party with 90 days’ notice, provided that if we terminate the Advisory Agreement without cause prior to the end of the first one-year period, we will be liable for all compensation due in that one-year period.

On November 13, 2015, we entered into a one-year term consulting agreement with a vendor, effective December 1, 2015.  In exchange for the services, we agreed to pay: (i) a monthly retainer of $2,500 once we have raised a minimum of $1,000,000 in the aggregate, and (ii) 100,000 five-year warrants priced at $3.00 with a cashless exercise option and vesting 25,000 per quarter.  We granted the warrant on December 1, 2015.

On November 16, 2015, we entered into a consulting agreement, effective December 1, 2015, to engage a vendor to provide us with introductory services. As compensation for the services, we issued 10,000 common shares upon execution and a monthly fee of 15,000 common shares paid in arrears for six months for a total of 100,000 shares.  Subsequent to November 30, 2015, we have issued an aggregate of 55,000 common shares to the vendor pursuant to the agreement.

License Agreement

On October 29, 2015, we entered into a Patent and Technology License and Purchase Option Agreement (“Exclusive License”) with a vendor whereby we were granted a worldwide, exclusive, license on, and option to, acquire certain intellectual property (“IP”) which initially focused on developing a first-in-class eye drop treatment for glaucoma within the four-year term of the Exclusive License.  The technology platform may be expanded in scope beyond ophthalmological uses and may include cystic kidney disease and others. In exchange for the license, we agreed to pay $50,000 upon execution and issue 1,200,000 shares of our common stock to the vendor, with 200,000 shares paid upon closing and valued at $548,000 and an additional 1,000,000 shares paid upon the successful Phase 1 trial proof of concept result.

Pursuant to the Exclusive License, we have an option to purchase the IP within the next four years in exchange for: (i) investing a minimum of $4,000,000 into the development of the IP and (ii) possibly issuing additional shares of our common stock based on meeting pre-determined valuation and market conditions. The purchase price for the IP is $30,000,000 less the amount of cash paid by us for development of the drop treatment and the value of the common stock issued to the vendor.  Subsequent to November 30, 2015, we have contributed an aggregate of $200,000 to fund the costs of development of the drop treatment for glaucoma.

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The assets purchased by us require substantial completion of research and development, regulatory and marketing approval efforts in order to reach technological feasibility. As such, for the year ended November 30, 2015, the initial cost of the license, 200,000 shares of our common stock, valued at $548,000 based on the issuance date closing price, was classified as research and development-licenses acquired was included in research and development in our statement of operations.

In the event that: (i) we do not exercise the option to purchase the IP; (ii) we fail to invest the $4,000,000 within four years from the date of the Exclusive License; or (iii) we fail to make a diligent, good faith and commercially reasonable effort to progress the IP, all IP shall revert to the vendor and we will be granted the right to collect twice the monies invested through that date of reversion by way of a royalty along with other consideration which may be perpetual.

Related Party Transactions

On April 21, 2015, we entered into an Advisory Agreement, with our Chief Executive Officer.  In connection with this Advisory Agreement, we agreed to pay a monthly retainer of $10,000 per month following the completion of a capital raise of at least $1 million, 2,500,000 shares of our common stock and certain bonuses as to be agreed upon between both parties.  The Advisory Agreement has a term of two years, is automatically renewable without notice for additional two-year periods and may be terminated by either party with 90 days’ notice, provided that if we terminate the Advisory Agreement without cause prior to the end of the first two-year period, we will be liable for all compensation due in that two-year period.

On June 1, 2015, our shareholders elected Mr. William Rosenstadt to the Board of Directors and appointed him as general counsel for a one-year term.  In exchange for such services, we agreed to pay a monthly retainer of $5,000 per month following the completion of a minimum aggregate capital raise of $1,000,000 and issued an aggregate of 875,000 shares of our common stock.  In addition, in January 2016, we issued a five-year warrant to purchase 250,000 shares of our common stock at a price of $4.15 per share to the director to compensate for the services performed during the year ended November 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-10) form part of the report on the Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer (who is also our acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective for the period ended November 30, 2015, due to the following:

1.	Lack of Segregation of Duties: Management is aware that there is a lack of segregation of accounting duties as a result of limited personnel.

2.
Lack of Functioning Audit Committee:  We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director and out current director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and acting principal financial officer and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of November 30, 2015, management has not completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were not effective to detect the inappropriate application of US GAAP.   Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.
We lack the necessary corporate accounting resources to maintain adequate segregation of duties. We currently rely heavily our CEO and President, for almost every key financial duty and he has access to materially all of our financial information. Such a lack of segregation of duties is typical in a company with limited resources. Although the Company’s CEO and Board of Directors review the financial statements and would most likely discover any misappropriation of funds, this cannot be assured by the existing system.

2.
We do not have a formal audit committee: our board of directors currently acts as our Audit Committee.  We do not have an independent director and our current director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

3.	The Company did not perform a proper evaluation, risk assessment or monitor their internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management's report in this annual report.

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of November 30, 2015 based on the criteria set forth in the 2013 framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended November 30, 2015, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and acting principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			Held
			Position
Name	Age	Positions	Since

Denis Corin	43	Chief Executive Officer and Director (Chairman)	2015

William Rosenstadt	47	General Counsel and Director	2015

Biography of Directors and Officers

Mr. Denis Corin has been the Chief Executive Officer and Chairman of the Board of the Company since April 21, 2015. Mr. Corin is a management consultant. He has worked for large pharmaceutical (Novartis) and diagnostic instrumentation companies (Beckman Coulter) in their sales organizations responsible for sales in multi-product disciplines including pharmaceuticals and diagnostics and diagnostic automation equipment. After Novartis and Beckman Coulter, he served as Director of Investor Relations in the small-cap biotech arena at MIV Therapeutics Inc, a company specializing in next generation drug delivery and drug eluting cardiovascular stents. Mr. Corin served as an executive and on the board of directors of TapImmune Inc. from July 2009 to May 2012. He received his Bachelor degrees in Economics and Marketing from the University of Natal, South Africa in 1996.

Mr. William Rosenstadt was appointed as the Company’s general counsel and member of the Company’s board of directors on June 1, 2015. Mr. Rosenstadt is a practicing corporate and securities lawyer. He is also the founding member and the managing partner of Sanders Ortoli Vaughn-Flam Rosenstadt LLP, a law firm, formed in 2007. Mr. Rosenstadt received his Juris Doctorate from Benjamin N. Cardozo School of Law in 1995 and his Bachelor of Arts from Syracuse University in 1990.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, we believe that no person who, at any time during our most recent fiscal year, was a director, officer, beneficial owner of more than ten percent of our common stock timely filed those reports required by section 16(a) of the Exchange Act.  More specifically:

(i)
Although both of our current directors (one of whom is our officer and both of whom own more than 10% of our issued and outstanding common stock) filed the Form 3s required of them, neither did so on a timely basis and

(ii)	Our prior President, CEO, sole director and owner of more than 10% of our common stock failed to file a Form 4 upon the disposition of his shareholdings that occurred upon his resignation.

ITEM 11. EXECUTIVE COMPENSATION

Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the Company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. No such fees have been paid to any director since incorporation.  Reasonable travel expenses are reimbursed.

Summary Compensation Table

The following table sets forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years ended November 30, 2014 and 2015, respectively and all non-cash compensation awarded to those same individuals in those time periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation (units)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)

Denis Corin (1)	2015	-	-	-	-	2,500,000	-	-	-
Chief Executive Officer	2014	-	-	-	-	-	-	-	-

William Rosenstadt (2)	2015	-	-	-	-	375,000	-	-	-
General Counsel and Director	2014	-	-	-	-	-	-	-	-

(1)          Mr. Denis Corin was appointed as Chief Executive Officer and Director on April 21, 2015.
(2)	Mr. William Rosenstadt was appointed as General Counsel and Director on June 5, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows the number and percentage of shares of the Company’s common stock owned of record and beneficially by each director and each officer of the Company, and by each person beneficially owning more than five (5%) percent of any class of the common stock, as of March 2, 2016].

As used in the table below, the term “beneficial ownership” means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated.

				Percent
	Title of Stock	Beneficial		of
Name and Position	Class	Ownership		Class (2)

Denis Corin(1)	Common Stock	2,500,000	(Direct)	29%

William Rosenstadt (1)(3)	Common Stock	875,000	(Direct)	10%

Ari Jatwes	Common stock	625,000	(Direct)	7%

All Directors and Officers as a Group	Common Stock	3,750,000		43%

(1)	Indicates officer and director.
(2)	The percentage of common stock is calculated based upon 8,749,835 shares issued and outstanding as of March 11, 2016.
(3)	Includes 250,000 five-year warrants exercisable at $4.15 per share which expire in January 2021 which were issued to Mr. Rosenstadt on behalf of his law firm.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has entered into advisory agreements with each of our two officers and directors and our consultants Mr. Ari Jatwes and Wombat Capital, Ltd. as disclosed in the reports on Form 8-K filed on April 30 and June 16, 2015 and the quarterly report on Form 10-Q filed on October 20, 2015, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended November 30, 2015 and 2014 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP

SERVICES	2015	2014
Audit fees	$65,000	$5,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees	$65,000	$5,000

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements.  Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation and By-Laws as filed as Exhibit 3.1 to Form S-1/A. previously filed on January 14, 2013 and incorporated herein by reference.
3.2	Amended Articles of Incorporation dated May 19, 1999 as filed as Exhibit 2.1 to the Registration Statement filed on Form 10-SB on September 3, 1999 and incorporated herein by reference.
3.3	Amended and Restated Bylaws of the Company dated May 10, 2004 as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB as filed on May 20, 2004 and incorporated herein by reference.
10.1	Patent and Technology License and Purchase Option Agreement, dated October 29, 2015, with Mannin Research Inc. *+
31	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)*
32	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*Filed herewith
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately with the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q BioMed Inc.

Date: March 11, 2016	By:	/s/ Denis Corin
	Name:	Denis Corin
	Title:	President, Chief Executive Officer and Acting Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denis Corin	President, Chief Executive Officer and Director	March 11, 2016
Denis Corin	(Principal Executive Officer and Acting Principal Financial and Accounting Officer)

/s/ William Rosenstadt	General Counsel and Director	March 11, 2016
William Rosenstadt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Q BioMed Inc.

We have audited the accompanying balance sheets of Q BioMed Inc. (the “Company”) as of November 30, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Q BioMed Inc., as of November 30, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has negative working capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum llp
New York, NY
March 11, 2016

 Q BIOMED INC.
Balance Sheets
	November 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$131,408	$12,649
Total current assets	131,408	12,649
Total assets	$131,408	$12,649

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$91,313	$1,199
Convertible notes payable	296,000	-
Total current liabilities	387,313	1,199

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of November 30, 2015 and 2014	-	-
Common stock, $0.001 par value; 250,000,000 and 100,000,000 shares authorized; 8,597,131 and 8,125,000 shares issued and outstanding as of November 30, 2015 and 2014, respectively	8,597	8,125
Additional paid-in capital	865,690	46,750
Accumulated deficit	(1,130,192)	(43,425)
Total Stockholders' Equity (Deficit)	(255,905)	11,450
Total Liabilities and Stockholders' Equity (Deficit)	$131,408	$12,649

The accompanying notes are an integral part of these financial statements.

Q BIOMED INC.
Statements of Operations

	For the years ended November 30,
	2015	2014

Operating expenses:
General and administrative	$354,138	$38,050
Research and development	598,000	-
Total operating expenses	952,138	38,050

Other expenses:
Interest expense	14,511	-
Loss on extinguishment of debt	20,968	-
Change in fair value of embedded conversion option	99,000	-
Total other expenses	134,479	-

Net loss	$(1,086,617)	$(38,050)

Net loss per share - basic and diluted	$(0.12)	$(0.01)

Weighted average shares outstanding, basic and diluted	9,067,839	6,506,849

The accompanying notes are an integral part of these financial statements.

Q BIOMED INC.
Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of November 30, 2013	5,000,000	$5,000	$23,000	$(3,500)	$24,500
Issuance of common stocks for cash	3,125,000	3,125	23,750	(1,875)	25,000
Net loss				(38,050)	(38,050)
Balance as of November 30, 2014	8,125,000	$8,125	$46,750	$(43,425)	$11,450
Issuance of common stocks and warrants for services	631,000	631	197,887	(375)	198,143
Issuance of common stocks for acquire in-process research and development	200,000	200	547,800	-	548,000
Issuance of common stocks for services to related parties	3,375,000	3,375	25,650	(2,025)	27,000
Acquisition and retirement of common stock	(3,750,000)	(3,750)	1,500	2,250	-
Issuance of common stocks upon conversion of convertible notes payable	16,131	16	46,103	-	46,119
Net loss	-	-	-	(1,086,617)	(1,086,617)
Balance as of November 30, 2015	8,597,131	$8,597	$865,690	$(1,130,192)	$(255,905)

The accompanying notes are an integral part of these financial statements.

Q BIOMED INC.
Statements of Cash Flows

	For the years ended November 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,086,617)	$(38,050)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stocks and warrants for services	198,143	-
Issuance of common stocks for acquire in-process research and development	548,000	-
Issuance of common stocks for services to related parties	27,000	-
Change in fair value of embedded conversion option	99,000	-
Accretion of debt discount	12,000	-
Loss on extinguishment of debt	20,968	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	90,114	699
Net cash used in operating activities	(91,392)	(37,351)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	210,151	-
Proceeds from issuance of common stock	-	25,000
Net cash provided by financing activities	210,151	25,000

Net increase (decrease) in cash and cash equivalents	118,759	(12,351)

Cash and cash equivalents at beginning of period	12,649	25,000
Cash and cash equivalents at end of period	$131,408	$12,649

Non-cash financing activities:
Issuance of common stocks upon conversion of convertible notes payable	$25,000	$-

Cash paid for interest	-	-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Q BIOMED INC.
Notes to Financial Statements

Note 1 - Organization of the Company and Description of the Business

Q BioMed Inc. (“Q BioMed” or “the Company”) (formerly ISMO Tech Solutions, Inc.), incorporated in the State of Nevada on November 22, 2013,  is a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. Q BioMed intends to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors.  These assets will be developed to provide returns via organic growth, out-licensing, sale or spinoff new public companies.

Note 2 - Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of approximately $1.1 million as of November 30, 2015. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company depends upon its ability, and will continue to attempt, to secure equity and/or debt financing.  The Company might not be successful, and without sufficient financing it would be unlikely for the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

On August 5, 2015, the Company recorded a stock split effectuated in the form a stock dividend. The stock dividend was paid at a rate of 1.5 “additional” shares for every one issued and outstanding share held. All common share amounts and references to share and per share amounts in the financial statements and accompanying notes have been retroactively restated to reflect the stock dividend as a stock split.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates, and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: the valuation allowance of deferred tax assets resulting from net operating losses, the valuation of warrants on the Company’s stock and the valuation of the embedded conversion option within the Company’s convertible notes payable.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of November 30, 2015 and 2014.

Q BIOMED, INC.
Notes to Financial Statements

Fair value of financial instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date.  GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2015 and 2014.  The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature. The fair value measurement of the embedded conversion option is a Level 3 estimate (see Note 4).

Stock Based Compensation Issued to Nonemployees

Common stock issued to non-employees for acquiring goods or providing services is recognized at fair value when the goods are obtained or over the service period. If the award contains performance conditions, the measurement date of the award is the earlier of the date at which a commitment for performance by the non-employee is reached or the date at which performance is reached. A performance commitment is reached when performance by the non-employee is probable because of sufficiently large disincentives for nonperformance.

General and administrative expenses

The significant components of general and administrative expenses consist of interest expense, bank fees, printing, filing fees, other office expenses, and business license and permit fees.

Research and development

The Company expenses the cost of research and development as incurred.  Research and development expenses include costs incurred in funding research and development activities, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made.
During the year end November 30, 2015, research and development expenses comprised mainly of the initial cost to acquire the license in connection with the Exclusive License (as defined in Note 5) of $50,000 required cash payment and 200,000 shares of the Company’s common stock, valued at $548,000 based on the issuance date closing price.

Loss per share

Basic net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period.  Diluted net loss per share was calculated by dividing net loss by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

Potentially dilutive securities at 11/30/15	Number of shares
Warrants (Note 8)	100,000
Conversion option (Note 4)	106,920

Q BIOMED, INC.
Notes to Financial Statements

Income Taxes

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of November 30, 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the years ended November 30, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent accounting pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40) — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures.  In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Management is currently evaluating the new guidance and has not determined the impact this standard may have on the Company’s financial statements.

The Company evaluated all other recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Q BIOMED, INC.
Notes to Financial Statements

Note 4 – Convertible Notes

As of November 30, 2015

Series A Notes:
10%, convertible at $1.92 Principal and fair value of embedded conversion option	$50,000
Debt discount	(28,832)
Carrying value of Series A Notes	21,168

Series B Notes:
10%, convertible at $1.92 Principal and fair value of embedded conversion option	$50,000
Debt discount	(34,744)
Carrying value of Series A Notes	15,256

Series C Notes:
10%, convertible at $1.55 Principal and fair value of embedded conversion option	$85,000
Debt discount	(54,424)
Carrying value of Series A Notes	30,576
Total carrying value of all convertible notes	$67,000

Series C Notes

On September 20, 2015, the Company issued a convertible note payable, with an aggregate principal balance of $85,000 (the “Series C Notes”) to third party investors. The Series C Notes are due and payable 18 months after issuance and bear interest at 10% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the Series C Notes is convertible into shares of the Company’s common stock at a conversion price per share equal to the lesser of a 40% discount to the average closing price for the 10 consecutive trading days immediately preceding the notice of conversion or $1.55, but in no event shall the conversion price be lower than $1.25 per share

If the average VWAP, as defined in the agreement prior to the maturity date is less than $1.25 per share, the lender has the right to demand repayment of principal and interest.

Series A Notes

On October 30, 2015 and November 5, 2015, the Company issued convertible notes payable, with an aggregate principal balance of $75,000 (the “Series A Notes”) to third party investors.  The Series A Notes have the same terms with Series C Notes, except that at the election of the holder, outstanding principal and accrued but unpaid interest under the Series A Notes is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to the higher of: (i) a forty percent (40%) discount to the average closing price for the ten (10) consecutive trading days immediately preceding the notice of conversion or (ii) $1.25 per share.  At maturity, any remaining outstanding principal and accrued but unpaid interest outstanding under the Series A Notes will automatically convert into shares of the Company’s common stock under the same terms.

Q BIOMED, INC.
Notes to Financial Statements

Series B Notes

On November 26, 2015, the Company issued convertible note payable, with an aggregate principal balance of $50,000 (the “Series B Notes”) to third party investors. The Series B Notes have the same terms as the Series A and C Notes, except that, at the election of the holder, outstanding principal and accrued but unpaid interest under the Series B Notes is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to the a forty percent (40%) discount to the average closing price for the ten (10) consecutive trading days immediately preceding the notice of conversion, but in no event shall the conversion price be lower than $1.25 per share.

In connection with the issuance of the Series A, B and C Notes, the Company recognized a debt discount of approximately $130,000, representing the initial fair value of the embedded conversion option, which is being separately measured at fair value, with changes in fair value recognized in current operations, in accordance with ASC 815.  Management used a binomial valuation model, with eighteen steps of the binomial tree, to estimate the fair value of the embedded conversion option at issuance of the convertible note and at period end, with the following key inputs:

Years ended November 30, 2015
Dividend yield	0.00%
Stock price	$2.02 - $3.55
Risk-free rate	0.66% - 0.94%
Volatility	108.4% - 162.89%
Terms	1.25 - 1.5

The debt discount is amortized to interest expense using the effective interest method over the term of the Notes. During the year ended November 30, 2015, the Company recognized interest expense of $12,000 resulting from amortization of the debt discount and recognized changes in fair value of the embedded conversion option of $99,000.  As of November 30, 2015, the embedded conversion option has a fair value of approximately $229,000 and is presented on a combined basis with the loan host in the Company’s balance sheet.   The table below presents changes in fair value for the embedded conversion option, which is a Level 3 fair value measurement:

Rollforward of Level 3 Fair Value Measurement for the Year Ended November 2015
Balance, Beginning of year	Issuance	Net unrealized gain/(loss)	Balance, end of year
-	130,000	99,000	229,000

Series A Notes

On October 30, 2015, the Company converted $25,000 in Series A Notes outstanding principal into 16,131 common shares upon the lender’s request.  As the embedded conversion option had been separately measured at fair value, in accordance with ASC 815, the conversion of the loan host was recognized as an extinguishment of debt.  The Company recorded a loss on extinguishment of debt of approximately $21,000 as the difference between the aggregate carrying value of the debt and conversion option with the fair value of the common stock issued on conversion date.

Events of default

The Company will be in default of the convertible notes payable, and all amounts outstanding will become immediately due and payable upon: (i) maturity, (ii) any bankruptcy, insolvency, reorganization, cessation of operation, or liquidation events, (iii) if any money judgement, writ or similar process filed against the Company for more than $150,000 remains unvacated, unbonded or unstayed for a period of twenty (20) days, (iv) the Company fails to maintain the listing of the common stock on at least one of the OTC markets or the equivalent replacement exchange, (v) the Company’s failure to maintain any material intellectual property rights, personal, real property or other assets that are necessary to conduct its business, (vi) the restatement of any financial statements filed with the U.S. Securities and Exchange Commission (“SEC”) for any period from two years prior to the notes issuance date and until the notes are no longer outstanding, if the restatement would have constituted a material adverse effect of the rights of the holders of the notes, (vii) the Company effectuates a reverse stock split of its common stock without twenty (20) days prior written notice to the notes’ holders, (viii) in the event that the Company replaces its transfer agent but fails to provide, prior to the effective date, a fully executed irrevocable transfer agent instructions signed by the successor transfer agent and the Company, (ix)  in the event that the Company depletes the share reserve and fails to increase the number of shares within three (3) business days, (x) if the Company fails to remain current in its filings with the SEC for more than 30 days after the filing deadline, (xi) after 12 months following the date the Company no longer deems itself a shell company as reflected in a ’34 Act filing, the Company fails to convert the notes into free trading shares, (xii) the Company fails to maintain the amount of share reserve, and (xiii) upon fundamental change of management.

The Company is currently not in default for any convertible notes issued.

Note 5 – Material Agreements

Advisory Agreement

On June 1, 2015, the Company entered into an advisory agreement with a vendor for general business analysis and development, pursuant to which the Company agreed to issue an aggregate of 625,000 shares of the Company’s common stock, valued at $5,000 based on the issuance date closing price and included within the general and administrative expenses in the accompanying Statements of Operation, to the vendor.  In addition, the Company would be obligated to pay a monthly retained of $5,000 per month if the Company completes a minimum aggregate capital raise of $1.0 million.  The Advisory Agreement has a term of one year, is automatically renewable without notice for additional one-year periods and may be terminated by either party with 90 days’ notice, provided that if the Company terminates the Advisory Agreement without cause prior to the end of the first one-year period, the Company will be liable for all compensation due in that one-year period.

Q BIOMED, INC.
Notes to Financial Statements

On November 13, 2015, the Company entered into a one-year term consulting agreement with a vendor for technology assessment and product development services, effective December 1, 2015.  In exchange for the services, the Company agreed to pay: (i) a monthly retainer of $2,500 once the Company has raised a minimum of $1,000,000 in the aggregate, and (ii) 100,000 five-year warrants priced at $3.00 with a cashless exercise option and vesting 25,000 per quarter.  The Company issued the warrants on December 1, 2015 as described in Note 10.

On November 16, 2015, the Company entered into an additional consulting agreement, effective December 1, 2015, to engage a vendor to provide introductory services to the Company for a six-month term. As compensation for the services, the Company agreed to issue 10,000 common shares as engagement fees and agreed to a monthly fee of 15,000 common shares.  Subsequent to November 30, 2015, the Company has issued an aggregate of 55,000 common shares to the vendor pursuant to the agreement.

License Agreement

On October 29, 2015, the Company entered into a Patent and Technology License and Purchase Option Agreement (“Exclusive License”) with a vendor whereby the Company was granted a worldwide, exclusive, license on, and option to, acquire certain intellectual property (“IP”) which initially focused on developing a first-in-class eye drop treatment for glaucoma within the four-year term of the Exclusive License.  The technology platform may be expanded in scope beyond ophthalmological uses and may include cystic kidney disease and others. In exchange for the license, the Company agreed to pay $50,000 upon closing and issue 200,000 shares paid upon closing, valued $548,000, and the additional 1,000,000 shares paid upon the successful Phase 1 trial proof of concept result.  During the year ended November 30, 2015, these initial costs were classified as research and development in the Company’s statement of operations.

Pursuant to the Exclusive License, the Company has an option to purchase the IP within the next four years in exchange for: (i) investing a minimum of $4,000,000 into the development of the IP and (ii) possibly issuing additional shares of the Company’s common stock based on meeting pre-determined valuation and market conditions. The purchase price for the IP is $30,000,000 less the amount of cash paid by the Company for development of the drop treatment and the value of the common stock issued to the vendor.  Subsequent to November 30, 2015, the Company has paid the initial cash requirement of $50,000 and an additional of $150,000 to fund the costs of development of the drop treatment for glaucoma pursuant the Exclusive License.

In the event that: (i) the Company does not exercise the option to purchase the IP; (ii) the Company fails to invest the $4,000,000 within four years from the date of the Exclusive License; or (iii) the Company fails to make a diligent, good faith and commercially reasonable effort to progress the IP, all IP shall revert to the vendor and the Company will be granted the right to collect twice the monies invested through that date of reversion by way of a royalty along with other consideration which may be perpetual.

Note 6 - Related Party Transactions

On April 21, 2015, the Company entered into an Advisory Agreement, with its Chief Executive Officer.  In connection with this Advisory Agreement, the Company agreed to pay a monthly retainer of $10,000 per month following the completion of a capital raise of at least $1 million, 2,500,000 shares of the Company’s common stock and certain bonuses as to be agreed upon between both parties.  The Advisory Agreement has a term of two years, is automatically renewable without notice for additional two-year periods and may be terminated by either party with 90 days’ notice, provided that if the Company terminates the Advisory Agreement without cause prior to the end of the first two-year period, the Company will be liable for all compensation due in that two-year period.

On June 1, 2015, the Company’s shareholders elected Mr. William Rosenstadt to the Board of Directors and appointed him as general counsel for a one-year term.  In exchange for such services, the Company agreed to pay a monthly retainer of $5,000 per month following the completion of a minimum aggregate capital raise of $1,000,000 and issued an aggregate of 875,000 shares of the Company’s common stock.  In addition, in January 2016, the Company issued a five-year warrant to purchase 250,000 shares of common stock at a price of $4.15 per share to the director to compensate for the services performed during the year ended November 30, 2015.

Q BIOMED, INC.
Notes to Financial Statements

Note 7 - Stockholders’ Equity (Deficit)

As of November 30, 2015, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

2.5 for 1 Stock split effected as stock dividend

On August 5, 2015, the Company recorded a stock split effectuated in the form a stock dividend.  The stock dividend was paid at a rate of 1.5 “new” shares for every one issued and outstanding share held.  All references to share and per share amounts in the financial statements and accompanying notes have been retroactively restated to reflect the stock dividend paid as a stock split.

Share based compensation

During the year ended November 30, 2015, the Company has issued an aggregate of 831,000 shares of the Company’s common stock to three vendors, valued at approximately $569,000 based on the estimated fair market value of the stock on the date of grant, of which $548,000 was recognized within research and development expenses and approximately $21,000 was recognized within general and administrative expenses in the accompanying Statements of Operations.

In addition, the Company issued an aggregate of 3,375,000 shares of the Company’s common stock to related parties in connection with the aforementioned agreements in Note 6, valued at approximately $27,000 based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Statement of Operations.

Acquisition and retirement of common stock

On July 6, 2015, the founder and former officer and director of the Company returned 3,750,000 shares of common stock to the Company for no consideration.  The shares were canceled upon receipt.

Note 8 - Warrants

In September 2015, the Company issued a warrant to purchase an aggregate of 100,000 shares of common stock with an exercise price of $2.18 per share to a vendor in exchange for services performed. The warrant has a five year term, may be exercised on a cashless basis and vests in increments of 25,000 shares per 90-day period following the grant date.

The Company analyzed these outstanding warrants issued as of December 31, 2015 (“Warrants”) to determine whether the Warrants meet the definition of a derivative and, if so, whether the Warrants meet the scope exception that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments.  Determining whether an instrument (or embedded feature) is indexed to an entity's own stock apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  The Company concluded these warrants should be equity-classified since they contain no provisions which would require the Company to account for the warrants as a derivative liability.

The following represents a summary of outstanding warrants to purchase the Company’s common stock at December 31, 2015 and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at November 30, 2014	-	$-
Granted	100,000	2.18
Expired/ Forfeited	-	-
Outstanding at November 30, 2015	100,000	$2.18
Exercisable at November 30, 2015	-	$-

Q BIOMED, INC.
Notes to Financial Statements

The Company’s management estimated the fair value of these warrants as of the issuance date to be approximately $177,000 and recognized the amount within general and administrative expense in the accompanying Statements of Operations.   Fair value of the warrant was calculated using the Black-Scholes option-valuation model, and was based on the strike price of $2.18, fair value of the Company’s common stock of $2.25, based on the issuance date closing price, the five-year contractual term of the warrants, a risk-free interest rate of 1.00%, expected volatility of 108.8% and 0% expected dividend yield.

Note 9 - Income Taxes

At November 30, 2015, the Company has a net operating loss carryforward for Federal income tax purposes totaling approximately $820,000 available to reduce future taxable income which, if not utilized, will begin to expire in the year 2033. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of November 30, 2015. The Company has no income tax effect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets. The valuation allowance increased by $369,000 and 15,000 for the fiscal years ended November 30, 2015 and 2014.

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	As of November 30,
	2015	2014
Deferred tax assets:
Net-operating loss carryforward	$66,000	$15,000
Manin license agreement	231,000	-
Stock-based compensation	87,000	-
Total Deferred Tax Assets	384,000	15,000
Valuation allowance	(384,000)	(15,000)
Deferred Tax Asset, Net of Allowance	$-	$-

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	For the year ended November 30,
	2015		2014
Statutory Federal Income Tax Rate	34.0%		34.0%
State and Local Taxes, Net of Federal Tax Benefit	4.7%		4.7%
Change in value of embedded conversion option and related accetion of interest expense	(4.0	) %	0.0%
Other	(0.7	) %	0.0%
Change in Valuation Allowance	(34.0	) %	(38.7	) %

Income Taxes Provision (Benefit)	0.0%		0.0%

The Company's major tax jurisdictions are the United States and New York. All of the Company's tax years will remain open starting 2013 for examination by the Federal and state tax authorities from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

Q BIOMED, INC.
Notes to Financial Statements

Note 10 - Subsequent Events

Issuance of Series B and C Convertible notes

Subsequent to the fiscal year end the Company issued an additional of $105,000 and $350,000 in principal of Series B and Series C Notes, respectively, to third party investors.

Conversions of Series A & B Convertible Notes

Subsequent to November 30, 2015, upon the lender’s request, the Company converted an aggregate of $12,500, $75,000, and $15,000 in Series A, B, and C Notes outstanding principal into an aggregate of 5,734, 34,811, and 6,159 common shares, respectively.

Consulting arrangements

Pursuant to the aforementioned agreements in Note 5, on December 1, 2015, the Company issued a five-year warrant to a vendor to purchase an aggregate of 100,000 shares of the Company’s common stock at $3.00 per share.  The warrant is also exercisable on a cashless basis and vest 25% per quarter starting March 1, 2016.

Effective December 1, 2015, the Company entered into a four-month business development contract with a vendor.  As compensation for the services, the Company agreed to issue 10,000 common shares per month. To date, the Company has issued 30,000 common shares to the vendor pursuant to the contract.

On December 15, 2015, the Company entered into a six-month contract with a vendor to provide media and investor relations services to the Company. Pursuant to that agreement, the Company agreed to issue 7,000 common shares per month and may issue additional shares based on the vendor’s performance. To date, the Company has issued an aggregate of 21,000 common shares to the vendor pursuant to the contract.

On January 4, 2016, the Company issued a five-year warrant to purchase 250,000 shares of common stock at $4.15 per share to a related party to compensate for the work performed during the year ended November 30, 2015.  The warrant vest 25% every quarter starting March 4, 2016 and is also exercisable on a cashless basis.