Form 10-K/A
period 2015-11-30
Q BioMed Inc.
filed 2016-03-15
CIK 1596062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
 None.

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended November 30, 2015 (the “Original Filing”) that was filed with the Securities and Exchange Commission on March 11, 2016, solely for the purpose of amending our Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which included technical errors in the Original Filing.

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above and to state that Exhibit 10.1 in Item 15 is incorporated by reference, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to March 11, 2016.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE

The following exhibits are filed as part of this Amendment. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation and By-Laws as filed as Exhibit 3.1 to Form S-1/A previously filed on January 14, 2013 and incorporated herein by reference.
3.2	Amended Articles of Incorporation dated May 19, 1999 as filed as Exhibit 2.1 to the Registration Statement filed on Form 10-SB on September 3, 1999 and incorporated herein by reference.
3.3	Amended and Restated Bylaws of the Company dated May 10, 2004 as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB as filed on May 20, 2004 and incorporated herein by reference.
10.1
Patent and Technology License and Purchase Option Agreement, dated October 29, 2015, with Mannin Research Inc., previously filed on March 11, 2016 as Exhibit 10.1 in our Original Filing and incorporated herein by reference +

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

Q BioMed Inc.

Date: March 15, 2016	By:	/s/ Denis Corin
	Name:	Denis Corin
	Title:	President, Chief Executive Officer and Acting Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denis Corin	President, Chief Executive Officer and Director	March 15, 2016
Denis Corin	(Principal Executive Officer and Acting Principal Financial and Accounting Officer)

/s/ William Rosenstadt	General Counsel and Director	March 15, 2016
William Rosenstadt