Form 10-Q
period 2016-02-29
Q BioMed Inc.
filed 2016-04-22
CIK 1596062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 29, 2016

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 333-193328

Q BIOMED, INC.
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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	8,749,835 shares
(Class)	(Outstanding as at April 19, 2016)

 Q BIOMED, INC.
Quarterly Report

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Q BIOMED INC.
Condensed Balance Sheets
(Unaudited)

	February 29, 2016	November 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$240,933	$131,408
Total current assets	240,933	131,408
Total assets	$240,933	$131,408

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$42,975	$58,802
Accounts payable - related party	-	30,000
Accrued interest payable	14,101	2,511
Convertible notes payable	941,059	296,000
Total current liabilities	998,135	387,313
Total liabilities	998,135	387,313

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of February 29, 2016 and November 30, 2015	-	-
Common stock, $0.001 par value; 250,000,000 and 100,000,000 shares authorized; 8,749,835 and 8,597,131 shares issued and outstanding as of February 29, 2016 and November 30, 2015, respectively	8,750	8,597
Additional paid-in capital	2,678,396	865,690
Accumulated deficit	(3,444,348)	(1,130,192)
Total Stockholders' Equity (Deficit)	(757,202)	(255,905)
Total Liabilities and Stockholders' Equity (Deficit)	$240,933	$131,408

 The accompanying notes are an integral part of these condensed financial statements.

Q BIOMED INC.
Condensed Statements of Operations
(Unaudited)

	For the three months ended
	February 29, 2016	February 28, 2015

Operating expenses:
General and administrative expenses	$1,781,135	$8,184
Research and development expenses	150,000	-
Total operating expenses	1,931,135	8,184

Other (income) expense:
Interest expense	86,843	-
Loss on conversion of debt	60,178	-
Loss on issunce of convertible debt	364,000
Change in fair value of embedded conversion option	(128,000)	-
Total other expenses	383,021	-

Net loss	$(2,314,156)	$(8,184)

Net loss per share - basic and diluted	$(0.27)	$(0.00)

Weighted average shares outstanding, basic and diluted	8,665,290	8,125,000

The accompanying notes are an integral part of these condensed financial statements.

Q BIOMED INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended
	February 29, 2016	February 28, 2015

Cash flows from operating activities:
Net loss	$(2,314,156)	$(8,184)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock and warrants for services	836,488	-
Issuance of warrants for services to related party	765,000	-
Change in fair value of embedded conversion option	(128,000)	-
Accretion of debt discount	75,084	-
Loss on conversion of debt	60,178	-
Loss on issuance of convertible debt	364,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(15,827)	(1,100)
Accrued interest payable	11,758	-
Net cash used in operating activities	(345,475)	(9,284)

Cash flows from financing activities:
Proceeds fron issuance of convertible notes	455,000	-
Net cash provided by financing activities	455,000	-

Net increase (decrease) in cash and cash equivalents	109,525	(9,284)

Cash and cash equivalents at beginning of period	131,408	12,649
Cash and cash equivalents at end of period	$240,933	$3,365

Non-cash financing activities:
Issuance of common stock upon conversion of convertible notes payable	$121,193	$-
Issuance of warrants to settle accounts payable to related party	$30,000	$-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

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

Note 2 - Basis of Presentation

On August 5, 2015, the Company recorded a stock split effectuated in the form a stock dividend. The stock dividend was paid at a rate of 1.5 “additional” shares for every one issued and outstanding share held. All common share amounts and references to share and per share amounts in the condensed financial statements and accompanying notes have been retroactively restated to reflect the stock dividend as a stock split.

The accompanying interim period unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed balance sheet as of February 29, 2016, the condensed statements of operations for the three months ended February 29, 2016 and February 28, 2015, and the condensed statements of cash flows for the three months ended February 29, 2016 and February 28, 2015, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at November 30, 2015 has been derived from audited financial statements included in the Company's Form 10-K, most recently filed with the SEC on March 11, 2016 (as amended on March 15, 2016 solely to include interactive data files, the “Form 10-K”). The results for the three months ended February 29, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other period.

The accompanying interim period unaudited condensed financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K.

The Company currently operates in one business segment focusing on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of business or separate business entities.

Going Concern

The Company’s condensed financial statements are prepared using U.S GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of approximately $3.4 million as of February 29, 2016. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended November 30, 2015 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies, other than those detailed below.

Fair value of financial instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date.  U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  These tiers include:

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2016 and November 30, 2015.  The respective carrying value of cash and cash equivalents, accounts payable, accounts payable – related party, and accrued interest approximated their fair values as they are short term in nature. The fair value measurement of the embedded conversion option is a Level 3 estimate (see Note 4).

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

Potentially dilutive securities at 2/29/16	Number of shares
Warrants (Note 8)	450,000
Conversion option (Note 4)	323,482

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 – Convertible Notes

	February 29, 2016	November 30, 2015
Series A Notes:
Principal value of 10%, convertible at $2.24 and $1.92 at February 29, 2016 and November 30, 2015, repectively.	$37,500	$50,000
Fair value of bifurcated embedded conversion option of Series A Notes	36,000	64,000
Debt discount	(16,615)	(28,832)
Carrying value of Series A Notes	56,885	85,168

Series B Notes:
Principal value of 10%, convertible at $2.24 and $1.92 at February 29, 2016 and November 30, 2015, repectively.	$80,000	$50,000
Fair value of bifurcated embedded conversion option of Series B Notes	83,000	64,000
Debt discount	(58,502)	(34,744)
Carrying value of Series B Notes	104,498	79,256

Series C Notes:
Principal value of 10%, convertible at $1.55 at February 29, 2016 and November 30, 2015.	$420,000	$85,000
Fair value of bifurcated embedded conversion option of Series C Notes	693,000	101,000
Debt discount	(333,324)	(54,424)
Carrying value of Series C Notes	779,676	131,576
Total carrying value of convertible notes	$941,059	$296,000

Series A Notes

The Series A convertible notes payable (the “Series A Notes”) are due and payable 18 months after issuance and bear interest at 10% per annum.  At the election of the holder, outstanding principal and accrued but unpaid interest under the Series A Notes is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to the higher of: (i) forty percent (40%) discount to the average closing price for the ten (10) consecutive trading days immediately preceding the notice of conversion or (ii) $1.25 per share.  At maturity, any remaining outstanding principal and accrued but unpaid interest outstanding under the Series A Notes will automatically convert into shares of the Company’s common stock under the same terms.

As of November 30, 2015, the Company had an aggregate of $50,000 outstanding in principal of Series A Notes to third party investors.  No additional Series A notes were issued during the three months ended February 29, 2016.

Series B Notes

The Series B convertible notes payable (the “Series B Notes”) have the same terms as the Series A Notes, except that, at the election of the holder, outstanding principal and accrued but unpaid interest under the Series B Notes is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to a forty percent (40%) discount to the average closing price for the ten (10) consecutive trading days immediately preceding the notice of conversion, but in no event shall the conversion price be lower than $1.25 per share.

As of November 30, 2015, the Company had an aggregate of $50,000 outstanding in principal of Series B Notes to third party investors.  During the three months ended February 29, 2016, the Company issued an additional of $105,000 in principal of Series B notes to third party investors.

Series C Notes

The Series C convertible notes payable (the “Series C Notes”) have the same terms as the Series A and B Notes, except that, at the election of the holder, outstanding principal and accrued but unpaid interest under the Series C Notes is convertible into shares of the Company’s common stock at a conversion price per share equal to the lesser of a 40% discount to the average closing price for the 10 consecutive trading days immediately preceding the notice of conversion or $1.55, but in no event shall the conversion price be lower than $1.25 per share.  If the average VWAP, as defined in the agreement prior to the maturity date is less than $1.25 per share, the lender has the right to demand repayment of principal and interest.

As of November 30, 2015, the Company had an aggregate of $85,000 outstanding in principal of Series C Notes to third party investors. During the three months ended February 29, 2016, the Company issued an additional of $350,000 in principal of Series C notes to third party investors.

Debt Discount

In connection with the issuance of the Series A, B and C Notes during the three months ended February 29, 2016, the Company recognized a debt discount of approximately $390,000, and a loss on issuance of $364,000, which represents the excess of the fair value of the embedded conversion over the principal amount of convertible debt issued.  The embedded conversion feature is separately measured at fair value, with changes in fair value recognized in current operations.  Management used a binomial valuation model, with twelve to eighteen steps of the binomial tree, to estimate the fair value of the embedded conversion option at issuance of the convertible note and at period end, with the following key inputs:

For the three months ended February 29, 2016
Stock price	$3.55 - $4.24
Terms (years)	1.0 - 1.5
Volatility	112.57% - 148.63%
Risk-free rate	1%
Dividend yield	0.00%

The debt discount is amortized to interest expense using the effective interest method over the term of the notes. During the three months ended February 29, 2016, the Company recognized interest expense of approximately $75,000 resulting from amortization of the debt discount and recognized a gain from changes in fair value of the embedded conversion options of approximately $128,000.  As of February 29, 2016, the embedded conversion option has a fair value of $812,000 and is presented on a combined basis with the loan host in the Company’s balance sheet.   The table below presents changes in fair value for the embedded conversion option, which is a Level 3 fair value measurement:

Rollforward of Level 3 Fair Value Measurement for the Three Months Ended February 29, 2016
Balance at November 30, 2015	Issuance	Net unrealized (gain)/loss	Settlements	Balance at February 29, 2016
229,000	754,000	(128,000)	(43,000)	812,000

Conversion

During the three months ended February 29, 2016, the Company converted an aggregate of $12,500, $75,000, and $15,000 in Series A,B and C Notes outstanding principal into 5,734, 34,811 and 6,159 common shares, respectively, upon the lender’s request according to the terms of the notes.  As the embedded conversion option had been separately measured at fair value, in accordance with ASC 815, the conversion of the loan host was recognized as an extinguishment of debt.  The Company recorded a loss on conversion of debt of approximately $60,000 as the difference between the carrying value of the debt and the bifurcated conversion option with the fair value of the common stock issued on conversion date.

Events of default

The Company will be in default of the convertible notes payable, and all amounts outstanding will become immediately due and payable upon: (i) maturity, (ii) any bankruptcy, insolvency, reorganization, cessation of operation, or liquidation events, (iii) if any money judgement, writ or similar process filed against the Company for more than $150,000 remains unvacated, unbonded or unstayed for a period of twenty (20) days, (iv) the Company fails to maintain the listing of the common stock on at least one of the OTC markets or the equivalent replacement exchange, (v) the Company’s failure to maintain any material intellectual property rights, personal, real property or other assets that are necessary to conduct its business, (vi) the restatement of any financial statements filed with the U.S. Securities and Exchange Commission (“SEC”) for any period from two years prior to the notes issuance date and until the notes are no longer outstanding, if the restatement would have constituted a material adverse effect of the rights of the holders of the notes, (vii) the Company effectuates a reverse stock split of its common stock without twenty (20) days prior written notice to the notes’ holders, (viii) in the event that the Company replaces its transfer agent but fails to provide, prior to the effective date, a fully executed irrevocable transfer agent instructions signed by the successor transfer agent and the Company, (ix)  in the event that the Company depletes the share reserve and fails to increase the number of shares within three (3) business days, (x) if the Company fails to remain current in its filings with the SEC for more than 30 days after the filing deadline, (xi) after 12 months following the date the Company no longer deems itself a shell company as reflected in a ’34 Act filing, the Lenders are unable to convert the notes into free trading shares, and (xii) upon fundamental change of management.

The Company is currently not in default for any convertible notes issued.

Note 5 – Material Agreements

Advisory Agreement

On November 13, 2015, the Company entered into a one-year term consulting agreement with a vendor for technology assessment and product development services, effective December 1, 2015.  In exchange for the services, the Company agreed to pay: (i) a monthly retainer of $2,500 once the Company has raised a minimum of $1,000,000 in the aggregate in capital or debt, and (ii) 100,000 five-year warrants, which were issued  on December 1, 2015.  The warrant has an exercise price of $3.00 per share is also exercisable on a cashless basis and vests 25% per quarter over the next year.

On November 16, 2015, the Company entered into an additional consulting agreement, effective December 1, 2015, to engage a vendor to provide introductory services to the Company for a six-month term. As compensation for the services, the Company agreed to issue 10,000 common shares as engagement fees and agreed to a monthly fee of 15,000 common shares.  During the three months ended February 29, 2016, the Company has issued an aggregate of 55,000 common shares to the vendor pursuant to the agreement.

Effective December 1, 2015, the Company entered into a four-month business development contract with a vendor.  As compensation for the services, the Company agreed to issue 10,000 common shares per month. During the three months ended February 29, 2016, the Company has issued 30,000 common shares to the vendor pursuant to the contract.

On December 15, 2015, the Company entered into a six-month contract with a vendor to provide media and investor relations services to the Company. Pursuant to that agreement, the Company agreed to issue 7,000 common shares per month and may issue additional shares based on the vendor’s performance. During the three months ended February 29, 2016, the Company has issued an aggregate of 21,000 common shares to the vendor pursuant to the contract.

Share based compensation recognized associated with these advisory agreements was approximately $836,000 for the three months ended February 29, 2016.

License Agreement

Pursuant to the license agreement with Mannin as disclosed in the Company’s Annual Form 10-K, most recently filed with the SEC on March 11, 2016 (as amended on March 15, 2016 solely to include interactive data files, the “Form 10-K”), the Company has an option to purchase the IP within the next four years in exchange for: (i) investing a minimum of $4,000,000 into the development of the intellectual property and (ii) possibly issuing additional shares of the Company’s common stock based on meeting pre-determined valuation and market conditions. The purchase price for the IP is $30,000,000 less the amount of cash paid by the Company for development of the drop treatment and the value of the common stock issued to the vendor.  In addition to the initial shares issued in the fiscal year 2015, the Company has paid the accrued initial payment of $50,000 plus an additional $150,000 to fund the costs of development of the drop treatment for glaucoma pursuant the Exclusive License during the three months ended February 29, 2016.

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

Note 6 - Related Party Transactions

In January 2016, the Company issued a five-year warrant to a Director and general counsel of the Company to purchase 250,000 shares of common stock at a price of $4.15 per share, valued at $795,000 based on management’s estimate using the Black-Scholes option-valuation model as described in Note 8, to the director for services and settlement of $30,000 in accounts payable.  The warrant vests 25% every quarter starting March 4, 2016 and is also exercisable on a cashless basis.

Note 7 - Stockholders’ Deficit

As of February 29, 2016, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Share based compensation

During the three months ended February 29, 2016, the Company has issued an aggregate of 106,000 shares of the Company’s common stock to three vendors, valued at approximately $393,000 based on the estimated fair market value of the stock on the date of grant, recognized within general and administrative expenses in the accompanying condensed Statements of Operations.

Note 8 - Warrants

The following represents a summary of outstanding warrants to purchase the Company’s common stock at February 29, 2016 and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at November 30, 2015	100,000	$2.18
Granted	350,000	3.82
Expired/ Forfeited	-	-
Outstanding at February 29, 2016	450,000	$3.46
Exercisable at February 29, 2016	25,000	$2.18

The Company analyzed these outstanding warrants issued as February 29, 2016 (“Warrants”) to determine whether the Warrants meet the definition of a derivative and, if so, whether the Warrants meet the scope exception that contracts issued or held by the reporting entity that are both (1) indexed to its own stock and (2) classified in stockholders’ equity shall not be considered to be derivative instruments.  Determining whether an instrument (or embedded feature) is indexed to an entity's own stock   apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by ASC 815 and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  The Company concluded these warrants should be equity-classified since they contain no provisions which would require the Company to account for the warrants as a derivative liability.

Fair value of the warrant was calculated using the Black-Scholes option-valuation model, with the following key inputs:

For the three months ended February 29, 2016
Stock price	$3.55 - $4.15
Terms (years)	5
Volatility	101% - 105%
Risk-free rate	1.22% - 1.76%
Dividend yield	-

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  The expectations indicated by such forward-looking statements might not be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

The asset, utilizing a proprietary research platform, published (September 2014) in the Journal of Clinical Investigations, addresses the need for a new class of drugs to treat diseases such as glaucoma and Cystic Kidney disease.  Our primary target indication is for a first-in-class therapeutic eye-drop for the treatment of glaucoma in adults.

The global market for glaucoma therapeutics is one of the largest segments of the $23 billion global ophthalmology market.  There are 60 million people worldwide suffering from glaucoma.  It is projected that the total population suffering from glaucoma will grow to 80 million by 2020 (W.H.O 2010). We believe that the lead candidate, MAN-01, will address this market as a first-in-class drug designed to treat abnormal vessels within the eye, thereby treating glaucoma at its root causes.

There is no cure for glaucoma and new therapeutics are highly sought after. Current therapies and surgical procedures are not optimally effective, are painful and are not well tolerated by patients.

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

Together with Mannin, we are developing a unique molecule delivered in an easy-to-administer eye drop designed to repair the normal flow of fluid in the eye resulting in the reduction of IOP, one of the main causes of glaucoma.  We believe our platform is both unique and first-in-class, and that we are the only company targeting this mechanism of action.

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

Financial Overview

Revenues

Q BioMed Inc. was incorporated, in the State of Nevada on November 22, 2013, focusing on licensing, acquiring and providing strategic resources to life sciences and healthcare companies.  Revenue will only be possible when we have acquired licenses for commercially ready assets that can be sold. During the three months ended February 29, 2016 and February 28, 2015, we did not generate any revenues.

General and administrative expenses

The significant components of general and administrative expenses consist of bank fees, printing, filing fees, other office expenses, business license and permit fees, and professional fees. We expect that our general and administrative expenses will increase as we implement our business strategy. We believe that these increases will likely include increased fees for outside consultants and lawyers.

Research and development expense

In October 2015, we acquired an exclusive option/license agreement with Mannin for an initial payment of $50,000 upon execution and 200,000 shares paid upon closing, valued at $548,000 based on the issuance date closing price, and the additional 1,000,000 shares paid upon the successful Phase 1 trial proof of concept result.  We accrued the required initial cash payment of $50,000 as of November 30, 2015 and have paid this amount plus an additional $150,000 to fund the costs of development of the drop treatment for glaucoma pursuant the Exclusive License during the three months ended February 29, 2016, which were recognized within research and development expense in the accompanying condensed Statement of Operation.

Other income (expenses)

Other expenses include interest expense, recognition of changes in the fair value of an embedded conversion option, within our convertible notes payable, losses on conversion of debt, losses on the issuance of convertible notes and interest expense, and losses on settlement of accounts payable with related party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Form 10-K, filed on March 11, 2016 with the SEC (as amended on March 15, 2016 solely to include interactive data files, the “Form 10-K”).

Unaudited Results of Operations for the three months ended February 29, 2016 and February 28, 2015

	For the three months ended
	February 29, 2016	February 28, 2015

Operating expenses:
General and administrative expenses	$1,781,135	$8,184
Research and development expenses	150,000	-
Total operating expenses	1,931,135	8,184

Other (income) expense:
Interest expense	86,843	-
Loss on conversion of debt	60,178	-
Loss on issuance of convertible debt	364,000	-
Change in fair value of embedded conversion option	(128,000)	-
Total other expenses	383,021	-

Net loss	$(2,314,156)	$(8,184)

Revenues

Q BioMed Inc. was incorporated, in the State of Nevada on November 22, 2013, focusing on licensing, acquiring and providing strategic resources to life sciences and healthcare companies.  Revenue will only be possible when we have acquired licenses for commercially ready assets that can be sold. During the three months ended February 29, 2016 and February 28, 2015, we did not generate any revenues.

Operating expenses

We incur various costs and expenses in the execution of our business. During the three months ended February 29, 2016, we incurred approximately $2 million in total expenses, including approximately $1.8 million in general and administrative expenses and $150,000 in research and development expenses.  During the three months ended February 28, 2015, we were still a shell company, thus incurred approximately $8,000 in total expenses all of which were general and administrative.

Other expenses

During the three months ended February 29, 2016, other expenses included approximately $87,000 in interest expense, a gain of $128,000 for the change in fair value of embedded conversion options, approximately $60,000 in loss on conversion of debt and $364,000  in loss on the issuance of convertible debt.

We have no other expenses during the three months ended February 28, 2015.

Net loss

In the three months ended February 29, 2016 and February 28, 2015, we incurred net losses of approximately $2.3 million and $8,000, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a base of operations, improve our website and implement other aspects of our business plan.

Liquidity and Capital Resources

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We had an accumulated deficit of approximately $3.4 million as of February 29, 2016.  The report of our independent registered public accounting firm, on our financial statements, included in the Form 10-K, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

To continue as a going concern, we will need, among other things, additional capital resources. We depend upon our ability to secure equity and/or debt financing.  We might not be successful, and without sufficient financing it would be unlikely for us to continue as a going concern.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the three months ended
	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited)
Net cash provided by (used in):
Operating activities	$(345,475)	$(9,284)
Financing acitivities	455,000	-
Net increase (decrease) in cash and cash equivalents	$109,525	$(9,284)

Net cash used in operating activities was approximately $345,000 for the three months ended February 29, 2016 as compared to approximately $9,300 for the three months ended February 28, 2015.  The increase in net cash used in operating activities relates to the net loss of approximately $2.3 million for the three months ended February 29, 2016, partially offset by aggregate non-cash expenses of approximately $2.0 million.  The net cash used in operating activities for the three months ended February 28, 2015 relates mainly to the net loss of approximately $8,000.

Net cash provided by financing activities was $455,000 for the three months ended February 29, 2016, resulting mainly from proceeds received from the issuance of convertible notes payable.  We have no cash provided by financing activities for the three months ended February 28, 2015.

Obligations and Commitments

Advisory Agreement

On November 13, 2015, we entered into a one-year term consulting agreement with a vendor for technology assessment and product development services, effective December 1, 2015.  In exchange for the services, we agreed to pay: (i) a monthly retainer of $2,500 once we have raised a minimum of $1,000,000 in the aggregate in capital or debt, and (ii) 100,000 five-year warrants.  On December 1, 2015, we issued a five-year warrant to a vendor to purchase an aggregate of 100,000 shares of our common stock at $3.00 per share.  The warrant is also exercisable on a cashless basis and vest 25% per quarter over the next year.

On November 16, 2015, we entered into an additional consulting agreement, effective December 1, 2015, to engage a vendor to provide introductory services to us for a six-month term. As compensation for the services, we agreed to issue 10,000 common shares as engagement fees and agreed to a monthly fee of 15,000 common shares.  During the three months ended February 29, 2016, we have issued an aggregate of 55,000 common shares to the vendor pursuant to the agreement.

Effective December 1, 2015, we entered into a four-month business development contract with a vendor.  As compensation for the services, we agreed to issue 10,000 common shares per month. During the three months ended February 29, 2016, we have issued 30,000 common shares to the vendor pursuant to the contract.

On December 15, 2015, we entered into a six-month contract with a vendor to provide media and investor relations services to us. Pursuant to that agreement, we agreed to issue 7,000 common shares per month and may issue additional shares based on the vendor’s performance. During the three months ended February 29, 2016, we have issued an aggregate of 21,000 common shares to the vendor pursuant to the contract.

Share based compensation recognized associated with these advisory agreements was approximately $836,000 for the three months ended February 29, 2015.

License Agreement

On October 29, 2015, we entered into a Patent and Technology License and Purchase Option Agreement (“Exclusive License”) with a vendor whereby the Company was granted a worldwide, exclusive, license on, and option to, acquire certain intellectual property (“IP”) which initially focused on developing a first-in-class eye drop treatment for glaucoma within the four-year term of the Exclusive License.  The technology platform may be expanded in scope beyond ophthalmological uses and may include cystic kidney disease and others. In exchange for the license, we agreed to pay $50,000 upon closing and issue 200,000 shares paid upon closing, valued at $548,000 based on the issuance date closing price, and the additional 1,000,000 shares paid upon the successful Phase 1 trial proof of concept result.

Pursuant to the Exclusive License, we have an option to purchase the IP within the next four years in exchange for: (i) investing a minimum of $4,000,000 into the development of the IP and (ii) possibly issuing additional shares of our common stock based on meeting pre-determined valuation and market conditions. The purchase price for the IP is $30,000,000 less the amount of cash paid by us for development of the drop treatment and the value of the common stock issued to the vendor.  We accrued the required initial payment of $50,000 as of November 30, 2015 and have paid the this amount $50,000 plus an additional of $150,000 to fund the costs of development of the drop treatment for glaucoma pursuant the Exclusive License during the three months ended February 29, 2016.

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

Related Party Transactions

In January 2016, we issued a five-year warrant to our Director and general counsel to purchase 250,000 shares of common stock at a price of $4.15 per share, valued at $795,000 based on our management’s estimate, to settle for $30,000 in accounts payable.  The warrant vest 25% every quarter over the next year and is also exercisable on a cashless basis.  During the three months ended February 29, 2016, we recorded $765,000 in connection with the settlement in the accompanying condensed Statement of Operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director and our sole director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

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

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities have been previously reported.

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

Q BIOMED, INC.
(Registrant)

Signature	Title	Date

/s/ Denis Corin	President	April 22, 2015
Denis Corin

/s/ Denis Corin	Principal Accounting Officer	April 22, 2015
Denis Corin	Principal Financial Officer