Form 10-Q/A
period 2016-02-29
Q BioMed Inc.
filed 2016-04-25
CIK 1596062

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

 Q BIOMED, INC.
Quarterly Report

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the three months ended February 29, 2016 (the “Original Filing”) that was filed with the Securities and Exchange Commission on April 22, 2016, solely for the purpose of (i) revising the signature date on the original filing from April 22, 2015 to April 25, 2016 and (ii) attaching a revised version of XBRL exhibits.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to February 29, 2016.

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

Q BIOMED, INC.
(Registrant)

Signature	Title	Date

/s/ Denis Corin	President	April 25, 2016
Denis Corin

/s/ Denis Corin	Principal Accounting Officer	April 25, 2016
Denis Corin	Principal Financial Officer