Form 10-Q
period 2016-05-31
Q BioMed Inc.
filed 2016-07-07
CIK 1596062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2016

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-55535

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	8,869,985 shares
(Class)	(Outstanding as at July 6, 2016)

Q BIOMED INC.
Quarterly Report

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Q BIOMED INC.
Condensed Balance Sheets
(Unaudited)

	May 31, 2016	November 30, 2015

ASSETS
Current assets:
Cash and cash equivalents	$162,953	$131,408
Prepaid expenses	6,495	-
Total current assets	169,448	131,408
Total Assets	$169,448	$131,408

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$76,876	$58,802
Accounts payable - related party	-	30,000
Accrued interest payable	27,912	2,511
Convertible notes payable (See Note 4)	258,457	-
Total current liabilities	363,245	91,313

Long-term Liabilities:
Convertible notes payable (See Note 4)	791,698	296,000
Total long term liabilities	791,698	296,000
Total Liabilities	1,154,943	387,313

Commitments and Contingencies (Note 5)

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of May 31, 2016 and November 30, 2015	-	-
Common stock, $0.001 par value; 250,000,000 and 100,000,000 shares authorized; 8,838,285 and 8,597,131 shares issued and outstanding as of May 31, 2016 and November 30, 2015, respectively	8,838	8,597
Additional paid-in capital	3,233,968	865,690
Accumulated deficit	(4,228,301)	(1,130,192)
Total Stockholders' Equity (Deficit)	(985,495)	(255,905)
Total Liabilities and Stockholders' Equity (Deficit)	$169,448	$131,408

 The accompanying notes are an integral part of these condensed financial statements.

Q BIOMED INC.
Condensed Statements of Operations
(Unaudited)

	For the three months ended May 31,		For the six months ended May 31,
	2016	2015	2016	2015
Operating expenses:
General and administrative expenses	$705,768	$3,798	$2,486,904	$11,982
Research and development expenses	70,278	-	220,278	-
Total operating expenses	776,046	3,798	2,707,182	11,982

Other (income) expense:
Interest expense	102,907	-	189,749	-
Loss on conversion of debt	-	-	60,178	-
Loss on issuance of convertible debt	89,000	-	453,000	-
Change in fair value of embedded conversion option	(184,000)	-	(312,000)	-
Total other expenses	7,907	-	390,927	-

Net loss	$(783,953)	$(3,798)	$(3,098,109)	$(11,982)

Net loss per share - basic and diluted	$(0.09)	$(0.00)	$(0.36)	$(0.00)

Weighted average shares outstanding, basic and diluted	8,777,122	9,239,130	8,721,511	8,688,187

The accompanying notes are an integral part of these condensed financial statements.

Q BIOMED INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended May 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,098,109)	$(11,982)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock and warrants for services	1,342,148	-
Issuance of warrants for services to related party	765,000	-
Issuance of common stock for services to related party	-	20,000
Change in fair value of embedded conversion option	(312,000)	-
Accretion of debt discount	164,180	-
Loss on conversion of debt	60,178	-
Loss on issuance of convertible debt	453,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	18,074	(1,035)
Accrued interest payable	25,569	-
Prepaid expenses	(6,495)	(18,917)
Net cash used in operating activities	(588,455)	(11,934)

Cash flows from financing activities:
Proceeds received from issuance of convertible notes	570,000	-
Proceeds received from issuance of common stock and warrants	50,000	-
Net cash provided by financing activities	620,000	-

Net increase (decrease) in cash and cash equivalents	31,545	(11,934)

Cash and cash equivalents at beginning of period	131,408	12,649
Cash and cash equivalents at end of period	$162,953	$715

Non-cash financing activities:
Issuance of common stock upon conversion of convertible notes payable	$121,193	$-
Issuance of warrants to settle accounts payable to related party	$30,000	$-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Organization of the Company and Description of the Business

Q BioMed Inc. (“Q BioMed” or “the Company”) (formerly ISMO Tech Solutions, Inc.), incorporated in the State of Nevada on November 22, 2013, is a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. Q BioMed intends to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors.  The Company intends to develop these assets to provide returns via organic growth, out-licensing, sale or spinoff new public companies.

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

The accompanying interim period unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed balance sheet as of May 31, 2016, the condensed statements of operations for the three and six months ended May 31, 2016 and 2015, and the condensed statements of cash flows for the six months ended May 31, 2016 and 2015, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at November 30, 2015 has been derived from audited financial statements included in the Company's Form 10-K, most recently filed with the SEC on March 11, 2016 (as amended on March 15, 2016 solely to include interactive data files, the “Form 10-K”). The results for the three and six months ended May 31, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Going Concern

The Company had a working capital deficit of approximately $194,000 as of May 31, 2016. The accompanying condensed financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of approximately $784,000 and $3.1 million during the three and six months ended May 31, 2016, respectively, and had net cash used in operating activities of approximately $588,000 during the six months ended May 31, 2016.  These matters, among others, raise substantial doubts about the Company’s ability to continue as a going concern.

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

Fair value of financial instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2016 and November 30, 2015.  The respective carrying value of cash and cash equivalents, accounts payable, accounts payable – related party, accrued expenses, and accrued interest approximated their fair values as they are short term in nature. The fair value measurement of the embedded conversion option is a Level 3 estimate (see Note 4).

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

Potentially dilutive securities at 5/31/16	Number of shares
Warrants (Note 8)	470,000
Convertible debt (Note 4)	401,280

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective or adopted, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 – Convertible Notes
	May 31, 2016	November 30, 2015
Series A Notes:
Principal value of 10%, convertible at $2.09 and $1.92 at May 31, 2016 and November 30, 2015, repectively.	$37,500	$50,000
Fair value of bifurcated embedded conversion option of Series A Notes	33,000	64,000
Debt discount	(11,574)	(28,832)
Carrying value of Series A Notes	58,926	85,168

Series B Notes:
Principal value of 10%, convertible at $2.09 and $1.92 at May 31, 2016 and November 30, 2015, repectively.	$80,000	$50,000
Fair value of bifurcated embedded conversion option of Series B Notes	72,000	64,000
Debt discount	(43,381)	(34,744)
Carrying value of Series B Notes	108,619	79,256

Series C Notes:
Principal value of 10%, convertible at $1.55 at May 31, 2016 and November 30, 2015.	$535,000	$85,000
Fair value of bifurcated embedded conversion option of Series C Notes	727,000	101,000
Debt discount	(379,390)	(54,424)
Carrying value of Series C Notes	882,610	131,576
Total short-term carrying value of convertible notes	$258,457	$-
Total long-term carrying value of convertible notes	$791,698	$296,000

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

Series B Notes

The Series B convertible notes payable (the “Series B Notes”) have the same terms as the Series A Notes.    During the six months ended May 31, 2016, the Company issued an additional of $105,000 in principal of Series B notes to third party investors.

Series C Notes

The Series C convertible notes payable (the “Series C Notes”) have the same terms as the Series A and B Notes, except that, at the election of the holder, outstanding principal and accrued but unpaid interest under the Series C Notes is convertible into shares of the Company’s common stock at a conversion price per share equal to the lesser of a 40% discount to the average closing price for the 10 consecutive trading days immediately preceding the notice of conversion or $1.55, but in no event shall the conversion price be lower than $1.25 per share.  If the average VWAP, as defined in the agreement prior to the maturity date is less than $1.25 per share, the lender has the right to demand repayment of principal and interest.  At no point since issuance has the conversion rate falls below $1.25 per share.

During the six months ended May 31, 2016, the Company issued an additional of $465,000 in principal of Series C notes to third party investors.

Debt Discount

In connection with the issuance of the Series A, B and C Notes during the six months ended May 31, 2016, the Company recognized a debt discount of approximately $505,000, and a loss on issuance of $453,000, which represents the excess of the fair value of the embedded conversion over the principal amount of convertible debt issued.  The embedded conversion feature is separately measured at fair value, with changes in fair value recognized in current operations.  Management used a binomial valuation model, with fourteen steps of the binomial tree, to estimate the fair value of the embedded conversion option at issuance of the convertible note issued during the six months ended May 31, 2016, with the following key inputs:

At inception
Stock price	$3.32 - $4.24
Terms (years)	1.5
Volatility	146.08% - 154.7%
Risk-free rate	0.58% - 1%
Dividend yield	0.00%

The debt discount is amortized to interest expense using the effective interest method over the term of the notes. During the six months ended May 31, 2016, the Company recognized interest expense of approximately $164,000 resulting from amortization of the debt discount.

Embedded conversion options

As of May 31, 2016, the embedded conversion options have an aggregate fair value of $832,000 and are presented on a combined basis with the related loan host in the Company’s balance sheet.  The table below presents changes in fair value for the embedded conversion options, which is a Level 3 fair value measurement:
Rollforward of Level 3 Fair Value Measurement for the Six Months Ended May 31, 2016

Balance at November 30, 2015	Issuance	Net unrealized gain/(loss)	Settlements	Balance at May 31, 2016
229,000	958,000	(312,000)	(43,000)	832,000

Management used a binomial valuation model, with fourteen steps of the binomial tree, to estimate the fair value of the embedded conversion option at May 31, 2016, with the following key inputs:

As of May 31, 2016
Stock price	$3.05 - $4.24
Terms (years)	0.75 - 1.1
Volatility	123.53% - 154.70%
Risk-free rate	0.58% - 1%
Dividend yield	0.00%

Conversions of debt

The following conversions of convertible notes occurred during the six months ended May 31, 2106:

	Principal	Shares
Series A conversions	12,500	5,734
Series B conversions	75,000	34,811
Series C conversions	15,000	6,159
Total	$102,500	46,704

As the embedded conversion option had been separately measured at fair value, the conversion of the loan host was recognized as an extinguishment of debt.  The Company recorded a loss on conversion of debt of approximately $60,000 as the difference between the carrying value of the debt and the bifurcated conversion option with the fair value of the common stock issued on conversion date.

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

Note 5 – Commitments and Contingencies

Advisory Agreement

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services.  During the six months ended May 31, 2016, the Company issued 174,450 shares of the Company’s common stock and a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The warrant vests 25% per quarter over the next year.  During the six months ended May 31, 2015, the Company issued an aggregate of 2.5 million shares of the Company’s common stock to a related party for advisory services.  As a result, the Company recorded approximately $1.3 million and $20,000 within general and administrative expenses in the accompanying unaudited Condensed Statements of Operations during the six months ended May 31, 2016 and 2015, respectively.

Finders’ Agreement

In May 2016, the Company entered into a one-year agreement to engage a financial advisor to assist the Company on its search for potential investors, vendors or partners to engage in a license, merger, joint venture or other business arrangement. As a compensation for their efforts, the Company agreed to pay the financial advisor a fee equal to 8% in cash and 8% in warrants of all consideration received by the Company.  As of May 31, 2016, the Company has not incurred any finders’ fees pursuant to the agreement.

License Agreement

Mannin

Pursuant to the license agreement with Mannin as disclosed in the Company’s Annual Form 10-K, most recently filed with the SEC on March 11, 2016 (as amended on March 15, 2016 solely to include interactive data files, the “Form 10-K”), the Company has an option to purchase the IP within the next four years in exchange for: (i) investing a minimum of $4,000,000 into the development of the intellectual property and (ii) possibly issuing additional shares of the Company’s common stock based on meeting pre-determined valuation and market conditions. The purchase price for the IP is $30,000,000 less the amount of cash paid by the Company for development of the drop treatment and the value of the common stock issued to the vendor.  During the three and six months ended May 31, 2016, the Company incurred approximately $70,000 and $220,000 in research and development expenses to fund the costs of development of the drop treatment for glaucoma pursuant the Exclusive License.

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

Legal

The Company is not currently involved in any legal matters arising in the normal course of business.  From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business.  These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.  Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss.  Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict.  Because of such uncertainties, accruals are based on the best information available at the time.  As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Note 6 - Related Party Transactions

In January 2016, the Company issued a five-year warrant to a director and general counsel of the Company to purchase 250,000 shares of common stock at a price of $4.15 per share, valued at $795,000 based on management’s estimate using the Black-Scholes option-valuation model as described in Note 8, to the director for services and settlement of $30,000 in accounts payable.  The warrant is fully vested and is also exercisable on a cashless basis.

Note 7 - Stockholders’ Deficit

As of May 31, 2016, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Private Placement

In May 2016, the Company entered into a subscription agreement with an investor in connection with the Company’s private placement (“Private Placement”), generating gross proceeds of $50,000 by selling 20,000 units (each, a “Unit”) at a price per unit of $2.50, with each Unit consisting of one share of common stock and a two-year warrant to purchase one share of the Company’s common stock at an exercise price of $3.50 per share.

The subscription agreement requires the Company to issue the investor additional common shares if the Company were to issue common stock or issue securities convertible or exercisable into shares of common stock at a price below $2.50 per share within 90 days from the closing of the Private Placement.  The additional shares are determined as the difference between the proceeds of the subscription divided by the new common stock price less the shares originally purchased upon closing of the Private Placement.

Note 8 - Warrants

The following represents a summary of outstanding warrants to purchase the Company’s common stock at May 31, 2016 and changes during the period then ended:

		Weighted Average
	Warrants	Exercise Price
Outstanding at November 30, 2015	100,000	$2.18
Granted	370,000	3.80
Expired/ Forfeited	-	-
Outstanding at May 31, 2016	470,000	$3.46
Exercisable at May 31, 2016	157,500	$3.26

Fair value of the warrants was calculated using the Black-Scholes option-valuation model, with the following key inputs:

For the six months ended May 31, 2016

Stock price	$3.05 - $4.15
Terms (years)	2 - 5
Volatility	101.13% - 147.36%
Risk-free rate	0.76% - 1.76%
Dividend yield	0.00%

Note 9 – Subsequent Events

In June 2016, the Company issued an aggregate of 31,700 shares of the Company common stock to two vendors for investor relations and introductory services.

Also in June 2016, the Company issued a new Series C convertible note to a third party investor for an aggregate amount of $85,000 in principal.  The note has a term of 18 months, bears a 10% interest rate, and has the same conversion terms with all other Series C notes (see Note 4).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

Q BioMed Inc. (or “the Company”) (formerly ISMO Tech Solutions, Inc.) was incorporated in the State of Nevada on November 22, 2013 and is a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. We intend to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors.  We intend to develop these assets to provide returns via organic growth, out-licensing, sale or be spin out.

Recent Developments

Prior to January 13, 2016, we were considered to be a ‘shell company’ with minimal operating activities. Over the past 12 months and into this quarter, we have been conducting due diligence on several potential assets that we feel will potentially deliver significant value to our pipeline and ultimately benefit the patients we aim to treat.

On May 30, 2016, we entered into a definitive agreement to exclusively license worldwide and ultimately acquire all the assets from a private company related to an FDA approved drug for the treatment of pain associated with metastatic bone cancer. We expect the drug to be revenue ready within a short timeframe, and we aim to be able to generate sales in the within the first year post-closing. This asset could significantly de-risk our platform as a revenue generator with significant upside potential. We look forward to working with our partner to bring this transaction to fruition and to deliver significant value to all stakeholders, including the patients in need of this drug

Additionally, Mannin Research Inc. our technology partner company focused on drug candidate MAN-01 for treatment of Primary Open Angle Glaucoma (POAG), has initiated pre-clinical lead candidate optimization of a small molecule for topical application. Lead candidate selection is progressing on-time and on-budget. The topical application in the form of an easy to administer eye drop is a key differentiator for Mannin and aims to solve the compliance problems and invasive procedures currently available to patients suffering from glaucoma.

Mannin is continuing its focus on research and discovery on the biology of Tie2/TEK signaling and its relationship with Schlemm’s Canal function and regulation of intra-ocular pressure. Additional data sets and IP have been developed around this novel mechanism of action.  Mannin is evaluating strategic partnerships opportunities to grow its intellectual property portfolio within the Tie2/TEK signaling market, and is seeking complementary technologies to strengthen its product pipeline. We are pleased with the progress Mannin research teams have achieved over the past three months. Recent work in the lab underscores the essential role of the Mannin platform in the development of the anterior chamber of the eye – which contain the structures needed to maintain safe levels of intraocular pressure.

Mannin and Q BioMed executives attended the BIO International Convention (BIO 2016) in June 2016. BIO 2016 attracts over 15,000 biotechnology and pharma leaders where we explored co-development opportunities and promising partnerships with prominent players in the ophthalmology space as well as new technology and product opportunities that may fit within the Q BioMed pipeline.

Q BioMed also attended the Marcum Small Cap Conference in New York in June 2016.

Financial Overview

Revenues

Q BioMed Inc. was incorporated, in the State of Nevada on November 22, 2013, focusing on licensing, acquiring and providing strategic resources to life sciences and healthcare companies.  Revenue will only be possible when we have acquired licenses for commercially ready assets that can be sold. During the six months ended May 31, 2016 and 2015, we did not generate any revenues.

General and administrative expenses

The significant components of general and administrative expenses consist of stock-based compensation expenses, bank fees, printing, filing fees, other office expenses, business license and permit fees, and professional fees. We expect that our general and administrative expenses will increase as we implement our business strategy. We believe that these increases will likely include increased fees for outside consultants and lawyers.

Research and development expense

In October 2015, we acquired an exclusive option/license agreement with Mannin for an initial payment of $50,000 upon execution and 200,000 shares paid upon closing, valued at $548,000 based on the issuance date closing price.
During the three and six months ended May 31, 2016, we incurred approximately $70,000 and $220,000 in research and development expenses to fund the costs of development of the drop treatment for glaucoma pursuant the Exclusive License.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Other than as set out in Note 3 to our accompanying unaudited condensed financial statements we believe there have been no significant changes in our critical accounting policies as described in our Form 10-K, filed on March 11, 2016 with the SEC (as amended on March 15, 2016 solely to include interactive data files, the “Form 10-K”).

Unaudited Results of Operations for the three months ended May 31, 2016 and 2015:

	For the three months ended May 31,
	2016	2015
Operating expenses:
General and administrative expenses	$705,768	$3,798
Research and development expenses	70,278	-
Total operating expenses	776,046	3,798

Other (income) expense:
Interest expense	102,907	-
Loss on issuance of convertible debt	89,000	-
Change in fair value of embedded conversion option	(184,000)	-
Total other expenses	7,907	-

Net loss	$(783,953)	$(3,798)

Operating expenses

We incur various costs and expenses in the execution of our business. During the three months ended May 31, 2016, we incurred approximately $776,000 in total operating expenses, including approximately $706,000 in general and administrative expenses and approximately $70,000 in research and development expenses.  During the three months ended May 31, 2015, we were still a shell company and had minimal operating activities, thus incurred approximately $4,000 in total operating expenses all of which were general and administrative.

Other expenses

During the three months ended May 31, 2016, other expenses included approximately $103,000 in interest expense, a gain of $184,000 for the change in fair value of embedded conversion options, $89,000 in loss on the issuance of convertible debt.

We had no other expenses during the three months ended May 31, 2015.

Net loss

In the three months ended May 31, 2016 and 2015, we incurred net losses of approximately $784,000 and $4,000, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Unaudited Results of Operations for the six months ended May 31, 2016 and 2015:

	For the six months ended May 31,
	2016	2015
Operating expenses:
General and administrative expenses	$2,486,904	$11,982
Research and development expenses	220,278	-
Total operating expenses	2,707,182	11,982

Other (income) expense:
Interest expense	189,749	-
Loss on conversion of debt	60,178	-
Loss on issuance of convertible debt	453,000	-
Change in fair value of embedded conversion option	(312,000)	-
Total other expenses	390,927	-

Net loss	$(3,098,109)	$(11,982)

Operating expenses

We incur various costs and expenses in the execution of our business. During the six months ended May 31, 2016, we incurred approximately $3.1 million in total operating expenses, including approximately $2.5 million in general and administrative expenses and approximately $220,000 in research and development expenses (inclusive of 200,000 shares paid to Mannin, valued at $548,000, paid in October 2015).  During the six months ended May 31, 2015, we were still a shell company and had minimal operating activities, thus incurred approximately $12,000 in total operating expenses all of which were general and administrative.

Other expenses

During the six months ended May 31, 2016, other expenses included approximately $190,000 in interest expense, a gain of $312,000 for the change in fair value of embedded conversion options, $453,000 in loss on the issuance of convertible debt, and approximately $60,000 in loss on conversion of debt.

We had no other expenses during the six months ended May 31, 2015.

Net loss

In the six months ended May 31, 2016 and 2015, we incurred net losses of approximately $3.1 million and $12,000, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a base of operations, improve our website and implement other aspects of our business plan.

Liquidity and Capital Resources

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We had a working capital deficit of approximately $194,000 as of May 31, 2016.  During the three and six months ended May 31, 2016, we had a net loss of approximately $784,000 and $3.1 million, respectively, and had net cash used in operating activities of approximately $588,000 during the six months ended May 31, 2016.  The report of our independent registered public accounting firm, on our financial statements, included in the Form 10-K, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

Since inception, operations have been funded through the sale of common stock, warrants, and the issuance of convertible notes.  As of November 30, 2015, we had an aggregate of $185,000 outstanding in principal of Series A, B, and C Notes.  During the six months ended May 31, 2016, we issued an additional of $105,000, $465,000, in principal of Series B and C Notes, respectively.  Of these, we converted an aggregate of $12,500, $75,000, and $15,000 outstanding principal of Series A, B and C Notes into 5,734, 34,811 and 6,159 common shares, respectively, upon the lender’s request according to the terms of the notes during the six months ended May 31, 2016 (See Note 4 in our unaudited condensed financial statements).  In June 2016, we issued an additional Series C note for an aggregate of $85,000 in principal.

In May 2016, we entered into a subscription agreement with an investor in connection with our Private Placement, generating gross proceeds of $50,000 by selling 20,000 Units at a price per unit of $2.50, with each Unit consisting of one share of common stock and a two-year warrant to purchase one share of our common stock at an exercise price of $3.50 per share (See Note 7 in our unaudited condensed financial statements).

Our primary uses of cash are to fund our operations and research and development activities as we continue to grow our business. We expect to continue to incur operating losses in the near term as we expect to increase our operating expenses as well as research and development expenses to support the growth of our business.  To continue as a going concern, we will need, among other things, additional capital resources. We depend upon our ability to secure equity and/or debt financing.  We might not be successful, and without sufficient financing it would be unlikely for us to continue as a going concern.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:
	For the six months ended May 31,
	2016	2015

Net cash provided by (used in):
Operating activities	$(588,455)	$(11,934)
Financing acitivities	620,000	-
Net increase (decrease) in cash and cash equivalents	$31,545	$(11,934)

Net cash used in operating activities was approximately $588,000 for the six months ended May 31, 2016 as compared to approximately $12,000 for the six months ended May 31, 2015.  The increase in net cash used in operating activities relates to the net loss of approximately $3.1 million for the six months ended May 31, 2016, partially offset by aggregate non-cash expenses of approximately $2.5 million.  The net cash used in operating activities for the six months ended May 31, 2015 relates mainly to the net loss of approximately $12,000.

Net cash provided by financing activities was $620,000 for the six months ended May 31, 2016, resulting mainly from proceeds received from the issuance of convertible notes payable and common stock and warrants.  We had no cash provided by financing activities for the six months ended May 31, 2015.

Obligations and Commitments

Advisory Agreement

We entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services.  During the six months ended May 31, 2016 and 2015, we issued 174,450 shares of the Company’s common stock and a five-year warrant to purchase 100,000 shares of our common stock at an exercise price of $3.00 per share and vests 25% per quarter over the next year.  During the six months ended May 31, 2015, we issued an aggregate of 2.5 million shares of our common stock to a related party for advisory services.  As a result, we recorded approximately $1.3 million and $20,000 within general and administrative expenses in the accompanying unaudited Condensed Statements of Operations during the six months ended May 31, 2016 and 2015, respectively.

Finders’ Agreement

In May 2016, we entered into a one-year agreement to engage a financial advisor to assist the Company on our search for potential investors, vendors or partners to engage in a license, merger, joint venture or other business arrangement As a compensation for their efforts, we agreed to pay the financial advisor a fee equal to 8% in cash and 8% in warrants of all consideration received by us.  As of May 31, 2015, we have not incurred any finders’ fees pursuant to the agreement.

License Agreement

Mannin

Pursuant to the license agreement with Mannin as disclosed in our Annual Form 10-K, most recently filed with the SEC on March 11, 2016 (as amended on March 15, 2016 solely to include interactive data files, the “Form 10-K”), we have an option to purchase the IP within the next four years in exchange for: (i) investing a minimum of $4,000,000 into the development of the intellectual property and (ii) possibly issuing additional shares of our common stock based on meeting pre-determined valuation and market conditions. The purchase price for the IP is $30,000,000 less the amount of cash paid by us for development of the drop treatment and the value of the common stock issued to the vendor.  In addition to the initial shares issued in the fiscal year 2015, we paid the accrued initial payment of $50,000 plus an additional of approximately $220,000 to fund the costs of development of the drop treatment for glaucoma pursuant the Exclusive License during the six months ended May 31, 2016.

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

Related Party Transactions

In January 2016, we issued a five-year warrant to our Director and general counsel to purchase 250,000 shares of common stock at a price of $4.15 per share, valued at $795,000 based on our management’s estimate, to settle for $30,000 in accounts payable.  The warrant is fully vested and is also exercisable on a cashless basis.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director, and none of our directors is considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

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

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since our last Quarterly Report on Form 10-Q, we have issued 120,150 shares of common stock as set out below:

•	On April 30, 2016, we issued an aggregate of 68,450 common shares to four vendors for introductory, professional relations services, media and investor relations services.

•	On May 16, 2016, we issued 20,000 units, with each unit consists of a share of common stock and a warrant to purchase a share of common stock at $3.50 in exchange for $50,000;

•	On June 6, 2016, we issued an aggregate of 31,700 common shares to two vendors for introductory services professional relations services.

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

Q BIOMED INC.
(Registrant)

Signature	Title	Date

/s/ Denis Corin	President, Chief Executive Officer, Acting Principal Accounting Officer,	July 7, 2016
Denis Corin	Principal Financial Officer