Form 10-Q
period 2016-08-31
Q BioMed Inc.
filed 2016-10-17
CIK 1596062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	9,084,253 shares
(Class)	(Outstanding as at [xx], 2016)

Q BIOMED INC.
Quarterly Report

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Q BIOMED INC.
Condensed Balance Sheets
(Unaudited)

	August 31, 2016	November 30, 2015
ASSETS
Current assets:
Cash	$137,986	$131,408
Prepaid expenses	10,000	-
Total current assets	147,986	131,408
Total Assets	$147,986	$131,408

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$422,395	$58,802
Accrued expenses - related party	40,000	30,000
Accrued interest payable	27,925	2,511
Convertible notes payable (See Note 5)	787,378	-
Total current liabilities	1,277,698	91,313

Long-term Liabilities:
Convertible notes payable (See Note 5)	476,907	296,000
Total long term liabilities	476,907	296,000
Total Liabilities	1,754,605	387,313

Commitments and Contingencies (Note 6)

Stockholders' Equity Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of August 31, 2016 and November 30, 2015	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 8,996,753 and 8,597,131 shares issued and outstanding as of August 31, 2016 and November 30, 2015, respectively	8,997	8,597
Additional paid-in capital	4,328,750	865,690
Accumulated deficit	(5,944,366)	(1,130,192)
Total Stockholders' Equity Deficit	(1,606,619)	(255,905)
Total Liabilities and Stockholders' Equity Deficit	$147,986	$131,408

 The accompanying notes are an integral part of these condensed financial statements.

Q BIOMED INC.
Condensed Statements of Operations
(Unaudited)

	For the three months ended August 31,		For the nine months ended August 31,
	2016	2015	2016	2015
Operating expenses:
General and administrative expenses	$1,150,964	$33,202	$3,637,868	$45,184
Research and development expenses	443,222	-	663,500	-
Total operating expenses	1,594,186	33,202	4,301,368	45,184

Other (income) expense:
Interest expense	114,847	-	304,596	-
Loss on conversion of debt	29,032	-	89,210	-
Loss on issuance of convertible debt	28,000	-	481,000	-
Change in fair value of embedded conversion option	(50,000)	-	(362,000)	-
Total other expenses	121,879	-	512,806	-

Net loss	$(1,716,065)	$(33,202)	$(4,814,174)	$(45,184)

Net loss per share - basic and diluted	$(0.19)	$(0.00)	$(0.55)	$(0.00)

Weighted average shares outstanding, basic and diluted	8,909,414	9,801,630	8,784,373	9,062,044

The accompanying notes are an integral part of these condensed financial statements.

Q BIOMED INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended August 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,814,174)	$(45,184)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock and warrants for services	3,039,277	32,000
Change in fair value of embedded conversion option	(362,000)	-
Accretion of debt discount	261,672	-
Loss on conversion of debt	89,210	-
Loss on issuance of convertible debt	481,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	363,593	484
Accrued expenses - related party	40,000	-
Accrued interest payable	42,925	-
Prepaid expenses	(10,000)	-
Net cash used in operating activities	(868,497)	(12,700)

Cash flows from financing activities:
Contributed capital	-	151
Proceeds received from issuance of convertible notes	815,000	-
Proceeds received from issuance of common stock and warrants	60,075	-
Net cash provided by financing activities	875,075	151

Net increase (decrease) in cash	6,578	(12,549)

Cash at beginning of period	131,408	12,649
Cash at end of period	$137,986	$100

Non-cash financing activities:
Issuance of common stock upon conversion of convertible notes payable	$244,897	$-
Issuance of warrants to settle accounts payable to related party	$30,000	$-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Q BIOMED INC.
Notes to Financial Statements
(Unaudited)

Note 1 - Organization of the Company and Description of the Business

Q BioMed Inc. (“Q BioMed” or “the Company”) (formerly ISMO Tech Solutions, Inc.), incorporated in the State of Nevada on November 22, 2013, is a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. Q BioMed intends to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors.  The Company intends to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spinoff new public companies.

Note 2 - Basis of Presentation

The accompanying interim period unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The Condensed Balance Sheet as of August 31, 2016, the Condensed Statements of Operations for the three and nine months ended August 31, 2016 and 2015, and the Condensed Statements of Cash Flows for the nine months ended August 31, 2016 and 2015, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The Condensed Balance Sheet at November 30, 2015 has been derived from audited financial statements included in the Company's Form 10-K, most recently filed with the SEC on March 11, 2016 (as amended on March 15, 2016 solely to include interactive data files, the “Form 10-K”). The results for the three and nine months ended August 31, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Going Concern

The Company had a working capital deficit of approximately $1.1 million as of August 31, 2016. The accompanying condensed financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of approximately $1.7 million and $4.8 million during the three and nine months ended August 31, 2016, respectively, and had net cash used in operating activities of approximately $870,000 during the nine months ended August 31, 2016.  These matters, among others, raise substantial doubts about the Company’s ability to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended November 30, 2015 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective or adopted, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 – Loss per share

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

Potentially dilutive securities	August 31, 2016	August 31, 2015
Warrants (Note 8)	976,500	-
Convertible debt (Note 4)	506,757	-

Note 5 – Convertible Notes
	August 31, 2016	November 30, 2015
Series A Notes:
Principal value of 10%, convertible at $1.91 and $1.92 at August 31, 2016 and November 30, 2015, repectively.	$37,500	$50,000
Fair value of bifurcated embedded conversion option of Series A Notes	30,000	64,000
Debt discount	(10,101)	(28,832)
Carrying value of Series A Notes	57,399	85,168

Series B Notes:
Principal value of 10%, convertible at $1.91 and $1.92 at August 31, 2016 and November 30, 2015, repectively.	$55,000	$50,000
Fair value of bifurcated embedded conversion option of Series B Notes	44,000	64,000
Debt discount	(28,362)	(34,744)
Carrying value of Series B Notes	70,638	79,256

Series C Notes:
Principal value of 10%, convertible at $1.55 at August 31, 2016 and November 30, 2015.	576,383	$85,000
Fair value of bifurcated embedded conversion option of Series C Notes	725,000	101,000
Debt discount	(343,447)	(54,424)
Carrying value of Series C Notes	957,936	131,576

Series D Notes:
Principal value of 10%, convertible at $1.85 at August 31, 2016.	$160,000	$-
Fair value of bifurcated embedded conversion option of Series D Notes	177,000	-
Debt discount	(158,688)	-
Carrying value of Series D Notes	178,312	-
Total short-term carrying value of convertible notes	$787,378	$-
Total long-term carrying value of convertible notes	$476,907	$296,000

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

Series B Notes

The Series B convertible notes payable (the “Series B Notes”) have the same terms as the Series A Notes.  During the nine months ended August 31, 2016, the Company issued an additional of $105,000 in principal of Series B notes to third party investors.

Series C Notes

The Series C convertible notes payable (the “Series C Notes”) are due and payable 18 months after issuance and bear interest at 10% per annum.  At the election of the holder, outstanding principal and accrued but unpaid interest under the Series C Notes is convertible into shares of the Company’s common stock at a conversion price per share equal to the lesser of a 40% discount to the average closing price for the 10 consecutive trading days immediately preceding the notice of conversion or $1.55, but in no event shall the conversion price be lower than $1.25 per share.  If the average VWAP, as defined in the agreement, for the ten trading days immediately preceding the maturity date $5.00 or more, any remaining outstanding principal and accrued but unpaid interest outstanding under the Series C Notes will automatically convert into shares of the Company’s common stock under the same terms.  At no point since issuance has the conversion rate fallen below $1.25 per share.

During the nine months ended August 31, 2016, the Company issued an additional of $550,000 in principal of Series C notes to third party investors.

Series D Notes

The Series D convertible notes payable (the “Series D Notes”) are due and payable 18 months after issuance and bear interest at 10% per annum.  At the election of the holder, outstanding principal and accrued but unpaid interest under the Series D Notes is convertible into shares of the Company’s common stock at a fixed conversion price per share equal to $1.85.  The Series D Notes automatically convert upon maturity at $1.85 per share if the ten trading days VWAP immediately preceding maturity is $5.00 or greater.  Additionally, if the Company’s common shares are up-listed to a senior exchange such as the AMEX or NASDAQ, all monies due under the Series D Notes will automatically convert at $1.85 per share.

The terms of the Series D Note also provided that up until maturity date, the Company cannot enter into any additional, or modify any existing, agreements with any existing or future investors that is more favorable to such investor in relation to the Series D note holders, unless, the Series D note holders has been provided with such rights and benefits.

On September 30, 2016, the Company amended the terms of the Series D Note agreement to restrict the Company from taking dilutive action without the Series D note holder’ consent.

During the nine months ended August 31, 2016, the Company issued $160,000 in principal of Series D notes to third party investors.

Debt Discount

Series A, B and C, D Notes

In connection with the issuance of the Series A, B, C and D Notes during the nine months ended August 31, 2016, the Company recognized a debt discount of approximately $750,000, and a loss on issuance of $481,000, which represents the excess of the fair value of the embedded conversion at initial issuance of $1.2 million over the principal amount of convertible debt issued.  The embedded conversion feature is separately measured at fair value, with changes in fair value recognized in current operations.  Management used a binomial valuation model, with fourteen steps of the binomial tree, to estimate the fair value of the embedded conversion option at issuance of the convertible note issued during the nine months ended August 31, 2016, with the following key inputs:

Embedded derivatives at inception
	For the nine months ended August 31, 2016	For the year ended November 30, 2015
Stock price	$2.60 - $3.26	$2.02 - $3.55
Terms (years)	1.5	1.25 - 1.5
Volatility	116.77%	108.40% - 162.89%
Risk-free rate	0.51% - 0.76%	0.66% - 0.85%
Dividend yield	0.00%	0.00%

During the nine months ended August 31, 2016, the Company recognized interest expense of approximately $262,000 resulting from amortization of the debt discount for Series A, B, C and D Notes.

Embedded conversion options

As of August 31, 2016, the embedded conversion options have an aggregate fair value of approximately $976,000 and are presented on a combined basis with the related loan host in the Company’s Condensed Balance Sheets.  The table below presents changes in fair value for the embedded conversion options, which is a Level 3 fair value measurement:
Rollforward of Level 3 Fair Value Measurement for the Nine Months Ended August 31, 2016

Balance at November 30, 2015	Issuance	Net unrealized gain/(loss)	Settlements	Balance at August 31, 2016
229,000	1,231,000	(362,000)	(122,000)	976,000

Management used a binomial valuation model, with fourteen steps of the binomial tree, to estimate the fair value of the embedded conversion option at August 31, 2016, with the following key inputs:

Embedded derivatives at period end
	As of
	August 31, 2016	November 30, 2015
Stock price	$3.15	$3.55
Term (years)	0.68 - 1.3	1.26 - 1.49
Volatility	115.76%	108.4% - 121.62%
Risk-free rate	0.61% - 0.80%	0.94%
Dividend yield	0.00%	0.00%

Conversions of debt

The following conversions of convertible notes occurred during the nine months ended August 31, 2106:

Conversion of debt

	Principal	Shares
Series A conversions	$12,500	5,734
Series B conversions	100,000	51,111
Series C conversions	58,617	44,869
Series D conversions	-	-
Total	$171,117	101,714

As the embedded conversion option had been separately measured at fair value, the conversion of the loan host was recognized as an extinguishment of debt.  The Company recorded a loss on conversion of debt of approximately $89,000 as the difference between the carrying value of the debt and the bifurcated conversion option with the fair value of the common stock issued on each conversion date.

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

Note 6 – Commitments and Contingencies

Advisory Agreements

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which the Company agreed to issue shares of common stock as services are received.   The Company expects to issue an aggregate of approximately 136,000 shares of common stock from September 1, 2016 through the term of arrangements.

License Agreement

Mannin

Pursuant to the license agreement with Mannin as disclosed in the Form 10-K, the Company has an option to purchase the IP within the next four years upon: (i) investing a minimum of $4,000,000 into the development of the intellectual property and (ii) possibly issuing additional shares of the Company’s common stock based on meeting pre-determined valuation and market conditions. The purchase price for the IP is $30,000,000 less the amount of cash paid by the Company for development and the value of the common stock issued to the vendor.

During the three and nine months ended August 31, 2016, the Company incurred approximately $443,000 and $664,000 in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.  As of August 31, 2016, the Company has funded an aggregate of approximately $1.26 million under the Exclusive License.

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

Note 7 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were approximately $200,000 and $27,000 for the nine months ended August 31, 2016 and 2015, respectively, and were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
Note 8 - Stockholders’ Equity Deficit

As of August 31, 2016, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Issued for services

During the nine months ended August 31, 2016, the Company issued an aggregate of 259,150 shares of common stock in connection with the advisory agreements as described in Note 6, and five-year warrants to purchase 550,000 shares of common stock at exercise prices ranging from of $1.45 to $3.00 per share for other services. The warrants vest 25% per quarter over the next year and were valued at $650,000 using the Black-Scholes option-valuation model with inputs described in Note 9.  The Company recognized the value of the warrants over the vesting period.

In addition, the Company issued fully-vested five-year warrants to a director and general counsel of the Company to purchase an aggregate of 300,000 shares of common stock at strike prices ranging from $1.45 to $4.15 per share.  The warrants were valued at $860,000 using the Black-Scholes option-valuation model with inputs described in Note 9.  The warrants were issued for services and settlement of a $30,000 in accounts payable.

The Company recognized general and administrative expenses of approximately $3 million and $32,000, as a result of these transactions, of which approximately $860,000 and $29,000 resulted from related party transactions, during the nine months ended August 31, 2016 and 2015, respectively.

The estimated unrecognized stock-based compensation associated with these agreements is approximately $994,000 and will be recognized over the next 0.3 year.

Private Placement

In May 2016, the Company entered into a subscription agreement with an investor in connection with the Company’s private placement (“May Private Placement”), generating gross proceeds of $50,000 by selling 20,000 units (each, Unit A”) at a price per Unit A of $2.50, with each Unit A consisting of one share of common stock and a two-year warrant to purchase one share of the Company’s common stock at an exercise price of $3.50 per share.

The subscription agreement requires the Company to issue such investor (“May investor”) additional common shares if the Company were to issue common stock or issue securities convertible or exercisable into shares of common stock at a price below $2.50 per share within 90 days from the closing of the Private Placement.  The additional shares are calculated as the difference between the common stock that would have been issued in the May Private Placement using the new price per unit less shares of common stock already issued pursuant to the May Private Placement.

In August 2016, the Company consummated another private placement, for gross proceeds of approximately $10,000 by selling 6,500 Units at a purchase price of $1.55 per Unit.  As a result, the Company issued the May investor an additional 12,258 shares of common stock according to the agreement.

Note 9 - Warrants

The following represents a summary of outstanding warrants to purchase the Company’s common stock at August 31, 2016 and changes during the period then ended:
			Weighted Average
		Weighted Average	Remaning Contractual
	Warrants	Exercise Price	Life (years)
Outstanding at November 30, 2015	100,000	$2.18	4.80
Issued	876,500	2.46	4.56
Expired	-	-	-
Outstanding at August 31, 2016	976,500	$2.43	4.51
Exercisable at August 31, 2016	564,000	$2.98	4.33

 Fair value of the warrants was calculated using the Black-Scholes option-valuation model, with the following key inputs:

For the nine months ended August 31, 2016
Stock price	$1.60 - $4.15
Term (years)	2 - 5
Volatility	101.13% - 147.36%
Risk-free rate	0.76% - 1.76%
Dividend yield	0.00%

Note 10 – Subsequent Events

Bio-Nucleonics

On September 6, 2016, the Company entered into the Patent and Technology License and Purchase Option Agreement (“Patent and Technology License and Purchase Option Agreement”) with Bio-Nucleonics Inc. (“BNI”) whereby the Company was granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the Exclusive License.

In exchange for the consideration, the Company agreed to, upon reaching various milestones, issue to BNI an aggregate of 110,000 shares of common stock that are subject to restriction from trading until commercialization of the product (approximately 12 months) and subsequent leak-out conditions, and pay to BNI the total cash payment of $850,000, of which the Company has paid $10,000 as of August 31, 2016.  Once the Company has paid the aggregate cash payment, the Company may exercise its option to acquire the BNI IP at no additional charge.  The Company issued 50,000 shares of common stock to BNI pursuant to the Patent and Technology License and Purchase Option Agreement in September 2016.

In the event that: (i) the Company does not exercise the option to purchase the BNI IP; (ii) the Company fails to make the aggregate cash payment within three years from the date of the Exclusive License; or (iii) the Company fails to make a diligent, good faith and commercially reasonable effort to progress the BNI IP, all BNI IP shall revert to BNI and we shall be granted the right to collect twice the monies invested through that date of reversion by way of a royalty along with other consideration which may be perpetual.

Series E Notes

The Series E convertible notes payable (the “Series E Notes”) have the same terms as the Series D Notes, except that at the election of the holder, outstanding principal and accrued but unpaid interest under the Series E Notes is convertible into shares of the Company’s common stock at a fixed conversion price per share equal to $2.50.  Subsequent to August 31, 2016, the Company issued $150,000 in principal of Series E notes to third party investors.

Private Placement

In September 2016, the Company entered into a subscription agreement with certain investors in connection with the Company’s private placement (“September Private Placement”), generating gross proceeds of $112,500 by selling 37,500 units (each, “Unit B”) at a price per Unit B of $3.00, with each Unit B consisting of one share of common stock and a two-year warrant to purchase one share of the Company’s common stock at an exercise price of $5.00 per share.

Finder’s Agreement

In October 2016, the Company entered into two agreements to engage two financial advisors to assist the Company on its search for potential investors, vendors or partners to engage in a license, merger, joint venture or other business arrangement. As a compensation for their efforts, the Company agreed to pay the financial advisors a fee equal to 7% and 8% in cash, and to pay one of the financial advisors an additional fee equal to 7% in warrants of all consideration received by the Company.  The Company has not incurred any finders’ fees pursuant to the agreement to-date.

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

Overview

Q BioMed Inc. (or “the Company”) (formerly ISMO Tech Solutions, Inc.) was incorporated in the State of Nevada on November 22, 2013 and is a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. We intend to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors.  We intend to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spin out.

Recent Developments

Acquisition of license right

On September 6, 2016, we announced the closing of a definitive agreement to exclusively license worldwide and ultimately acquire all the assets from a private company related to an FDA approved generic drug for the treatment of pain associated with metastatic bone cancer, Strontium Chloride (“SR89”).

This licensed radiopharmaceutical agent is indicated for the treatment of pain associated with metastatic bone cancer. SR89 provides long lasting relief for patients suffering from bone pain due to metastatic cancer, typically caused by advanced-stage breast, prostate or lung cancer. The drug is preferentially absorbed in bone metastases, it has been proven to provide a long-term effect resulting in non-narcotic cancer pain relief and enhanced quality of life.

Our immediate efforts and resources will focus on the material procurement and manufacturing process as well as preparing the marketing plan and distribution strategy. This drug is expected to be revenue ready within a short time frame and we aim to generate sales within the first year.

We will make every effort to make this drug as widely available as possible and ensure that the drug will be priced competitively at a cost to patients that is lower than what they are currently paying. In the current environment of skyrocketing drug and medical costs, we believe this is a welcome deviation from the recent headlines.

There are approximately 300,000 new cases of bone metastases in patients with breast and lung cancer per year in the U.S. alone.  Approximately 80% of patients using SR89 have reported experiencing a substantial decrease in pain, an increase in physical activity and a reduction in the need for opiate analgesics, such as morphine.

Further, we believe there is an opportunity to invest additional resources into the program to grow the revenue potential significantly. We look forward to making additional details available as soon as practical.

Mannin License Update

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

Financial Overview

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Other than as set out in Note 3 to our accompanying unaudited condensed financial statements we believe there have been no significant changes in our critical accounting policies as described in the Form 10-K.

Unaudited Results of Operations for the three months ended August 31, 2016 and 2015:

	For the three months ended August 31,
	2016	2015
Operating expenses:
General and administrative expenses	$1,150,964	$33,202
Research and development expenses	443,222	-
Total operating expenses	1,594,186	33,202

Other (income) expense:
Interest expense	114,847	-
Loss on conversion of debt	29,032	-
Loss on issuance of convertible debt	28,000	-
Change in fair value of embedded conversion option	(50,000)	-
Total other expenses	121,879	-

Net loss	$(1,716,065)	$(33,202)

Operating expenses

We incur various costs and expenses in the execution of our business. During the three months ended August 31, 2016, we incurred approximately $1.6 million in total operating expenses, including approximately $1.2 million in general and administrative expenses and approximately $443,000 in research and development expenses.  During the three months ended August 31, 2015, we were still a shell company and had minimal operating activities, and thus incurred approximately $33,000 in total operating expenses all of which were general and administrative.

Other expenses

During the three months ended August 31, 2016, other expenses included approximately $115,000 in interest expense, a gain of $50,000 for the change in fair value of embedded conversion options, approximately $29,000 in loss on the conversion of debt, and $28,000 in loss on the issuance of convertible debts.

We had no other expenses during the three months ended August 31, 2015.

Net loss

In the three months ended August 31, 2016 and 2015, we incurred net losses of approximately $1.7 million and $33,000, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Unaudited Results of Operations for the nine months ended August 31, 2016 and 2015:
	For the nine months ended August 31,
	2016	2015
Operating expenses:
General and administrative expenses	$3,637,868	$45,184
Research and development expenses	663,500	-
Total operating expenses	4,301,368	45,184

Other (income) expense:
Interest expense	304,596	-
Loss on conversion of debt	89,210	-
Loss on issuance of convertible debt	481,000	-
Change in fair value of embedded conversion option	(362,000)	-
Total other expenses	512,806	-

Net loss	$(4,814,174)	$(45,184)

Operating expenses

We incur various costs and expenses in the execution of our business. During the nine months ended August 31, 2016, we incurred approximately $4.3 million in total operating expenses, including approximately $3.6 million in general and administrative expenses and approximately $664,000 in research and development expenses.  During the nine months ended August 31, 2015, we were still a shell company and had minimal operating activities, and thus incurred approximately $45,000 in total operating expenses all of which were general and administrative.

Other expenses

During the nine months ended August 31, 2016, other expenses included approximately $305,000 in interest expense, a gain of $362,000 for the change in fair value of embedded conversion options, $481,000 in loss on the issuance of convertible debts, and approximately $89,000 in loss on conversion of debt.

We had no other expenses during the nine months ended August 31, 2015.

Net loss

In the nine months ended August 31, 2016 and 2015, we incurred net losses of approximately $4.8 million and $45,000, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to fund our R&D, manufacturing and implement other aspects of our business plan.

Liquidity and Capital Resources

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We had a working capital deficit of approximately $1.1 million as of August 31, 2016.  During the three and nine months ended August 31, 2016, we had a net loss of approximately $1.7 million and $4.8 million, respectively, and had net cash used in operating activities of approximately $868,000 during the nine months ended August 31, 2016.  The report of our independent registered public accounting firm, on our financial statements, included in the Form 10-K, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

Since inception, operations have been funded through the sale of common stock, warrants, and the issuance of convertible notes.  As of November 30, 2015, we had an aggregate of $185,000 outstanding in principal of Series A, B, and C Notes.  During the nine months ended August 31, 2016, we issued an additional of $105,000, $550,000, and $160,000 in principal of Series B, C and D Notes, respectively.  Subsequent to August 31, 2016, we issued $150,000 in principal of Series E notes to third party investors.

In addition, in May and August 2016, we entered into subscription agreements with two investors in connection with our private placement, generating gross proceeds of $50,000 and approximately $10,000 by selling 20,000 and 6,500 Units at a price per unit of $2.50 and $1.55, respectively.  Each Unit consists of one share of common stock and a two-year warrant to purchase one share of our common stock at an exercise price of $3.50 per share (See Note 8 in our unaudited condensed financial statements).  In September 2016, we entered into another subscription agreement with certain investors in connection with our September Private Placement, generating gross proceeds of $112,500 by selling 37,500 Units B at a price per Unit B of $3.00, with each Unit B consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $5.00 per share.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the nine months ended August 31,
	2016	2015

Net cash provided by (used in):
Operating activities	$(868,497)	$(12,700)
Financing acitivities	875,075	151
Net increase (decrease) in cash	$6,578	$(12,549)

Net cash used in operating activities was approximately $869,000 for the nine months ended August 31, 2016 as compared to approximately $13,000 for the nine months ended August 31, 2015.  The increase in net cash used in operating activities results from the net loss of approximately $4.8 million for the nine months ended August 31, 2016, partially offset by aggregate non-cash expenses of approximately $3.5 million.  The net cash used in operating activities for the nine months ended August 31, 2015 results primarily from to the net loss of approximately $45,000, partially offset by a non-cash expense of $32,000.

Net cash provided by financing activities was approximately $875,000 for the nine months ended August 31, 2016, resulting mainly from proceeds received from the issuance of convertible notes payable and issuance of common stock and warrants through the private placement.  We had minimal cash provided by financing activities for the nine months ended August 31, 2015.

Commitments and Contingencies

Advisory Agreement

We entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which we agreed to issue shares of common stock as services are received.   We expect to issue an aggregate of approximately 136,000 shares of common stock from September 1, 2016 through the term of arrangements.

License Agreement

Mannin

Pursuant to the license agreement with Mannin as disclosed in our Annual Form 10-K, most recently filed with the SEC on March 11, 2016 (as amended on March 15, 2016 solely to include interactive data files, the “Form 10-K”), we have an option to purchase the IP within the next four years upon: (i) investing a minimum of $4,000,000 into the development of the intellectual property and (ii) possibly issuing additional shares of our common stock based on meeting pre-determined valuation and market conditions. The purchase price for the IP is $30,000,000 less the amount of cash paid by us for development and the value of the common stock issued to the vendor.  During the three and nine months ended August 31, 2016, we incurred approximately $443,000 and $664,000 in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.  As of August 31, 2016, we have funded an aggregate of approximately $1.26 million under the Exclusive License.

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

Bio-Nucleonics

On September 6, 2016, we entered into the Patent and Technology License and Purchase Option Agreement with Bio-Nucleonics Inc. (“BNI”) whereby we were granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the Exclusive License.

In exchange for the consideration, we agreed to, upon reaching various milestones, issue to BNI an aggregate of 110,000 shares of common stock that are subject to restriction from trading until commercialization of the product (approximately 12 months) and subsequent leak-out conditions, and pay to BNI the total cash payment of $850,000.  Once we have paid the aggregate cash payment, we may exercise our option to acquire the BNI IP at no additional charge.  We issued 50,000 shares of common stock to BNI pursuant to the Exclusion License in September 2016.

In the event that: (i) we do not exercise the option to purchase the BNI IP; (ii) we fail to make the aggregate cash payment within three years from the date of the Exclusive License; or (iii) we fail to make a diligent, good faith and commercially reasonable effort to progress the BNI IP, all BNI IP shall revert to BNI and we shall be granted the right to collect twice the monies invested through that date of reversion by way of a royalty along with other consideration which may be perpetual.

Finder’s Agreement

In October 2016, we entered into two agreements to engage two financial advisors to assist us on our search for potential investors, vendors or partners to engage in a license, merger, joint venture or other business arrangement. As a compensation for their efforts, we agreed to pay the financial advisors a fee equal to 7% and 8% in cash, and to pay one of the financial advisors an additional fee equals to 7% in warrants of all consideration received by us.  We have not incurred any finders’ fees pursuant to the agreement to-date.

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were approximately $200,000 and $27,000 for the nine months ended August 31, 2016 and 2015, respectively, and were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not effective to reasonably assure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director, and none of our directors is considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

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

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since we filed our last Quarterly Report on Form 10-Q, we have issued 214,268 shares of common stock as set out below:

•	In June 2016, we issued an aggregate of 38,710 common shares upon receipt of conversion notices from Series C holders.
•	In August 2016, we issued an aggregate of 53,000 common shares to two vendors for introductory, and media and investor relations services;
•	On August 9, 2016, we issued 16,300 common shares upon receipt of conversion notices from Series B holders.
•
On August 10, 2016, we issued (i) 6,500 units, with each unit consisting of a share of common stock and a warrant to purchase a share of common stock at $3.50 for aggregate consideration of approximately $10,000, and (ii) 12,258 common shares to an investor to compensate for the difference in purchase prices pursuant to an anti-dilution right;

•	On September 7, 2016, we issued 50,000 common shares to BNI pursuant to the Patent and Technology License and Purchase Option Agreement.
•
In September and October 2016, we issued (i) 37,500 units, with each unit consisting of a share of common stock and a warrant to purchase a share of common stock at $5.00 for aggregate consideration of approximately $112,500.

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

Q BIOMED INC.
(Registrant)

Signature	Title	Date

/s/ Denis Corin	President, Chief Executive Officer, Acting Principal Accounting Officer,	October 17, 2016
Denis Corin	Principal Financial Officer