Form 10-K
period 2016-11-30
Q BioMed Inc.
filed 2017-02-28
CIK 1596062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2016
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from __________ to __________

Commission File Number: 000-55535

 Q BIOMED INC.
(Exact name of registrant specified in its charter)
Nevada	46-4013793
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Ortoli Rosenstadt LLP
 501 Madison Ave. 14th Floor New York, NY10022
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (212) 588-0022

Securities Registered Pursuant to Section 12(b) of the Exchange Act:
Title of Each Class	Name of Exchange on which Registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐ 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company ☑ 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold:  $13,389,855 as of May 31, 2016.

As of February 24, 2017 there were 9,693,972 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our” and the “Company” mean Q BioMed Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

FORM 10-K
For the fiscal year ended November 30, 2016

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Strategy

Our aim is to be a leading biotechnology acceleration and development company dedicated to acquiring and providing strategic resources to pre-clinical, clinical stage and near revenue healthcare companies and products. We have identified several targets that could provide a substantial pipeline of innovative and high value assets. We aim to maximize risk-adjusted returns by focusing on multiple assets throughout the discovery and development cycle. We expect to benefit from early positioning in illiquid and/or unknown private assets with multiple potential products in their development cycle and capitalize on valuation growth as they move forward in their development.

•
Strategically collaborate or in- and out-license select programs.
We seek to collaborate or in- and out-license certain potentially therapeutic candidate products to biotechnology or pharmaceutical companies for preclinical and clinical development and commercialization.

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

•
Evaluate commercialization and monetization strategies on a product-by-product basis in order to maximize the value of our product candidates or future potential products.
As we move our drug candidates through development toward regulatory approval, we will evaluate several options for each drug candidate’s commercialization or monetization strategy. These options include building our own internal sales force; entering into a joint marketing partnership with another pharmaceutical or biotechnology company, whereby we jointly sell and market the product; and out-licensing any product that we develop by ourselves or jointly with another party, whereby another pharmaceutical or biotechnology company sells and markets such product and pays us a royalty on sales. Our decision will be made separately for each product and will be based on a number of factors including capital necessary to execute on each option, size of the market to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies. It is too early for us to know which of these options we will pursue for our drug candidates, assuming their successful development.

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

On August 5, 2015, we recorded a stock split effectuated in the form a stock dividend.  The stock dividend was paid at a rate of 1.5 “new” shares for every one issued and outstanding share held. All common share amounts and per share amounts as referred throughout this report have been adjusted to reflect the stock split.

On April 21, 2015, we issued 2,500,000 shares of our common stock to Mr. Denis Corin pursuant to a consulting agreement and Mr. Corin also agreed to join the Board of Directors. On July 15, 2016, we issued to Mr. Corin five-year warrants to purchase 150,000 shares of common stock at a price of $1.45 per share.

On June 1, 2015, our shareholders elected Mr. William Rosenstadt to the Board of Directors and appointed him as general counsel.  In exchange for such services for a one-year term, we agreed to pay Mr. Rosenstadt 375,000 shares of our common stock. We engaged the law firm at which Mr. Rosenstadt is a partner to provide us with legal services. We have paid for these services through the issuance to such law firm of 500,000 shares of our common stock on June 1, 2015, five-year warrants to purchase 250,000 shares of common stock at a price of $4.15 per share on January 15, 2016 and five-year warrants to purchase 50,000 shares of common stock at a price of $1.45 per share on July 16, 2016. On July 15, 2016, we issued Mr. Rosenstadt five-year warrants to purchase 150,000 shares of common stock at a price of $1.45 per share for his services as a director.

Also on June 1, 2015, our Board of Directors determined it was in the best interest of the Company to establish a base of operations in the biomedical industry.  As a result, the Board of Directors approved a change in the Company’s name from “ISMO Tech Solutions, Inc.” to “Q BioMed Inc.”  Q BioMed Inc. established its business as a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies.

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

Our Drug Discovery Approach

Our mission is to: (i) license and acquire innovative life sciences assets from academia or small private companies and provide the strategic capital, including intellectual, business development and financial advice to accelerate their product development timeline; (ii) commercialize innovative drug candidates with novel mechanisms of action using our ability to raise capital and bring experienced advisors to assist in developing such commercial plan; and (iii) acquire FDA approved drugs and medical devices with limited current and commercial activity with the goal of developing a larger commercial market.

Research and Development Pipeline

In the fiscal years ended November 30, 2016 and 2015, we have incurred approximately $1.3 million and $598,000, respectively, on research and development activities, including the issuance of 50,000 and 200,000 shares of common stock issued to Bio-Nucleonics Inc. (“BNI”) and Mannin Research Inc. (“Mannin”) in the corresponding year, valued at approximately $160,000 and $548,000, respectively.

Mannin IP

On October 29, 2015, we entered into a Patent and Technology License and Purchase Option Agreement with Mannin whereby we were granted a worldwide, exclusive license on, and option to acquire, certain Mannin intellectual property (“Mannin IP”) within the four-year term (the “Mannin Exclusive License”).

The Mannin IP is initially focused on developing a first-in-class eye drop treatment for glaucoma. The technology platform may be expanded in scope beyond ophthalmological uses and may include cystic kidney disease and others. The initial cost to acquire the Mannin Exclusive License was $50,000 and the issuance of 200,000 shares of our common stock, valued at $548,000, subject to an 18-month restriction from trading and subsequent leak-out conditions. Upon Mannin completing a successful phase 1 proof of concept trial in glaucoma, we will be obligated to issue an additional 1,000,000 shares of our common stock to Mannin, also subject to leak-out conditions. We believe this milestone could occur in the fourth quarter of 2018.

Pursuant to the Mannin Exclusive License, we may purchase the Mannin IP within the next four years in exchange for: (i) investing a minimum of $4,000,000 into the development of the Mannin IP and (ii) possibly issuing Mannin additional shares of our common stock based on meeting pre-determined valuation and market conditions.  During the year ended November 30, 2016, we incurred approximately $1.1 million in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License, of which an aggregate of $654,000 was already paid as of November 30, 2016.  Through November 30, 2016, we funded an aggregate of $704,000 to Mannin under the Exclusive License.

In the event that: (i) we do not exercise the option to purchase the Mannin IP; (ii) we fail to invest the $4,000,000 within four years from the date of the Mannin Exclusive License; or (iii) we fail to make a diligent, good faith and commercially reasonable effort to progress the Mannin IP, all Mannin IP shall revert back to Mannin and we shall be granted the right to collect twice the monies invested through that date of reversion by way of a royalty along with other consideration which may be perpetual.

Bio-Nucleonics IP

On May 30, 2016, we entered into a Patent and Technology License and Purchase Option Agreement with BNI, which agreement was amended on September 6, 2016, whereby we were granted a worldwide, exclusive license on certain BNI intellectual property (“BNI IP”) and the option to acquire the BNI IP within three years of the BNI (the “BNI Exclusive License”).

The BNI IP consists of generic Strontium Chloride SR89 (“SR89”) (Generic Metastron®) and all of BNI’s intellectual property relating to it. Currently, SR89 is a radiopharmaceutical option for cancer bone pain therapy. We plan on exploring options to broaden the technology platform in scope to uses beyond metastatic bone pain. In exchange for the consideration, we agreed, upon reaching various milestones, to issue to BNI an aggregate of 110,000 shares of common stock that are subject to restriction from trading until commercialization of the product (approximately 12 months) and subsequent leak-out conditions, and provide funding to BNI for an aggregate of $850,000 in cash, of which we had paid $20,000 as of November 30, 2016.  Once we have funded up to $850,000 in cash, we may exercise the option to acquire the BNI IP at no additional charge.  In September 2016, we issued 50,000 shares of common stock, with a fair value of $160,500, to BNI pursuant to the BNI Exclusive License.

We are not obligated to provide further funding to BNI until BNI satisfies all of its pre-existing obligations to third party vendors totaling $163,500.  To this end, we had provided an aggregate of approximately $38,000 through November 30, 2016 to BNI to help settle its obligations, which we recognized as research and development expenses in the accompanying Statements of Operations.

In the event that: (i) we do not exercise the option to purchase the BNI IP; (ii) we fail to invest the $850,000 within three years from the date of the Exclusive License; or (iii) we fail to make a diligent, good faith and commercially reasonable effort to progress the BNI IP, all BNI IP shall revert back to BNI and we shall be granted the right to collect twenty percent of the monies invested through that date of reversion by way of a royalty until such time that the aggregate of royalties paid exceeds twice the aggregate of all total cash investment paid by Q Bio along with other consideration which may be perpetual.

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

In connection with Man-01, the drug candidate for the treatment of Primary Open Angle Glaucoma, we hold a license to all intellectual property related thereto. A U.S. patent was filed in 2015 as it related to Man-01, and we plan to file international patent applications in 2016.

In connection with SR89, we hold a license to all intellectual property related thereto.

We do not hold, and have not applied for, any patents.

Competition

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully developed and approved, will compete with established therapies, as well as new treatments that may be introduced by our competitors. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in the fields in which we research, some in direct competition with us. We also may compete with these organizations to recruit management, scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. New developments, including the development of other biological and pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. We will also face competition from these third parties in recruiting and retaining qualified personnel, establishing clinical trial sites and patient registration for clinical trials and in identifying and in-licensing new product candidates.

Our generic SR89 product candidate will compete directly with Metastron® which is produced by a subsidiary of General Electric Company, a company with a market capitalization of over $250 billion. Metastron is currently the sole SR89 product for the treatment of cancer related bone pain, and we may not be able to penetrate this market sufficiently. General Electric Company may choose to significantly reduce the cost of Metastron, and we may face further price competition if other companies choose to produce a generic SR89 product. Such price competition may cause us to reduce our price and in turn, decrease any revenues we may generate.

Government Regulation

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates, Man-01 and our SR89 product candidate, are subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive approval of a BLA from the FDA. The process of obtaining BLA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition to the significant clinical testing requirements, our ability to obtain marketing approval for these products depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our product manufacturing processes, testing procedures or facilities (or those of third parties upon which we rely) are insufficient to justify approval. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

Costs and Effects of Compliance with Environmental Laws

Federal, state, and international environmental laws may impose certain costs and restrictions on our business. We do not believe that we have yet spent or lost money due to these laws and regulations.

Product Liability and Insurance

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and the eventual sale and use of any product candidates, and claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. While we intend to maintain product liability insurance relating to our clinical trials, our coverage may not be sufficient to cover claims that may be made against us and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications. We currently do not maintain product liability insurance.

Employees

As of February 24, 2017, we had no employees and four management consultants.

Properties

We do not own any properties. We have set up a leased office space in the Cayman Islands.

Legal Proceedings

We are not a party to any material pending legal proceeding, arbitration or governmental investigation, and to the best of our knowledge, no such proceedings have been initiated against us.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider and evaluate all of the information included and incorporated by reference or deemed to be incorporated by reference in this report. Our business, results of operations or financial condition could be adversely affected by any of these risks or by additional risks and uncertainties not currently known to us or that we currently consider immaterial.

Risks Related to our Company

If we do not obtain additional financing, our business may be at risk or execution of our business plan may be delayed.

As of the date hereof, we have raised our operating funds through contacts, high net-worth individuals and strategic investors situated in the United States and Cayman Islands. We have not generated any revenue from operations since inception. We have limited assets upon which to commence our business operations and to rely otherwise.  At November 30, 2016, we had cash and cash equivalents of approximately $1,469,000.  As we have a monthly burn rate of approximately $586,000, we anticipate that we will have to raise additional funds within twelve months to continue operations. Additional funding will be needed to implement our business plan that includes various expenses such as fulfilling our obligations under licensing agreements, legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. If we are unable to raise sufficient funds, we will be forced to scale back or cease our operations.

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

Currently, we have two assets. Our business depends on our ability to continuously use the technology related to an eye drop treatment for glaucoma (the “Mannin Platform”) that we have licensed from Mannin Research Inc. (“Mannin”), and our ability to continuously use our intellectual property relating to Strontium Chloride-89 (the “BioNucleonics Platform”) that we have licensed from Bio-Nucleonics, Inc. (“BioNucleonics”). If the licenses were to terminate, we would lose the ability to conduct our business pursuant to our plan of operations.  Our ability to pursue our business plan would then depend on finding an alternative platform to license or creating our own platform.  We may not be able to find or create a platform on a timely and cost effective basis, and even if we did, such platform might be inferior to the ones we currently have a license to use and may not be attractive to potential customers.

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

 We may not be aware of all intellectual property rights that the Mannin Platform and BioNucleonics Platform may potentially infringe. U.S. patent applications are generally confidential until the Patent and Trademark Office issues a patent. Therefore, we cannot evaluate the extent to which the licensed platform may infringe claims contained in pending patent applications. Further, without lengthy litigation, it is often not possible to determine definitively whether a claim of infringement is valid.  We may not be in a position to protect the intellectual property that we license as we are not the owners of that intellectual property and do not currently have the financial resources to engage in lengthy litigation.

Failure to maintain the license for, or to acquire, the intellectual property underlying any license or sublicense on which our plan of operations is based may force us to change our plan of operations.

We have to meet certain conditions to maintain the licenses for the intellectual property underlying the Mannin Platform and the BioNucleonics Platform and to acquire such intellectual property. Such conditions include payments of cash and shares of common stock, obtaining certain governmental approvals, initiating sales of products based on the intellectual property and other matters. We might not have the resources to meet these conditions and as a result may lose the licenses to the intellectual property that is vital to our business.

We lack an operating history and have not generated any revenues to date. Future operations might never result in revenues. If we cannot generate sufficient revenues to operate profitably, we may have to cease operations.

As we were incorporated on November 22, 2013 and more recently changed business direction, we do not have any operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to manufacture a product and to earn profit by attracting enough clients who will buy our product or services.  We might never generate revenues or, if we generate revenues, achieve profitability. Failure to generate revenues and profit will eventually cause us to suspend, curtail or cease operations.

We may be exposed to potential risks and significant expenses resulting from a material weakness in our internal controls over our financial reporting

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls and procedures were not effective to detect the inappropriate application of US GAAP for our most recent fiscal year. We intend to manufacture products through a contract manufacturer. As we develop our business, hire employees and consultants and seek to protect our intellectual property rights, our current design for internal control over financial reporting must be strengthened to enable management to determine that our internal controls are effective for any period, or on an ongoing basis.  Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses. We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002.

In the future, if we continue to fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. A loss of public confidence could directly lead to a significant decrease in the market price of our common stock. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

 Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Pharmaceutical development has inherent risk. We will be required to demonstrate through well-controlled clinical trials for our Mannin Platform product candidates and any additional uses based on the BioNucleonics Platform that our product candidates are effective with a favorable benefit-risk profile for use in their target indications before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. We also may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of a New Drug Application or Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (the “FDA”) and even fewer are approved for commercialization.

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

The FDA or another regulatory agency can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for any indication;
•	the FDA may not accept clinical data from trials which are conducted by individual investigators or in countries where the standard of care is potentially different from the United States;
•	T the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the FDA may fail to approve our manufacturing processes or facilities or those of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; or
•	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

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

Any product candidate we manufacture or advance into clinical trials may cause unacceptable adverse events or have other properties that may delay or prevent their regulatory approval or commercialization or limit their commercial potential.

Unacceptable adverse events caused by any of our product candidates that we manufacture or advance into clinical trials could cause us or regulatory authorities to interrupt, delay or halt production or clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale.

Except for our Strontium Chloride 89 (“SR89”) product candidate, we have not yet completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product or, if such product candidate is approved for marketing, future adverse events could cause us to withdraw such product from the market.

Delays in the commencement of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory clearance to commence a clinical trial;
•	identifying, recruiting and training suitable clinical investigators;
•
reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

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

Our SR89 product candidate, our Man-01 product candidate (if approved) or any other product candidates that we may develop and market may be later withdrawn from the market or subject to promotional limitations.

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

We currently have no formal arrangement with any party to supply us with our requirements for the development of Man-01 or the BioNucleonics IP. If we are unable to find a partner to manufacture the necessary products, there would be a significant interruption of our supply, which would materially adversely affect clinical development and potential commercialization of the product. In the event that the FDA or such other agencies determine that we or any third-party suppliers have not complied with cGMP, our clinical trials could be terminated or subjected to a clinical hold until such time as we or any third party are able to obtain appropriate replacement material. Furthermore, if any contract manufacturer who supply us cannot successfully manufacture material that conforms to our specifications and with FDA regulatory requirements, we will not be able to secure and/or maintain FDA approval for Man-01. We, and any third-party suppliers are and will be required to maintain compliance with cGMPs and will be subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance.

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

We may not have the resources or capacity to commercially manufacture Man-01, if approved, and we will likely continue to be dependent upon third party manufacturers. Our current inability, or our dependence on third parties, to manufacture and supply us with clinical trial materials and any approved products may adversely affect our ability to develop and commercialize Man-01 on a timely basis or at all.

We intend to contract with third parties for the manufacture of our SR89 product candidate. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our commercialization efforts.

We do not have any manufacturing facilities. We expect to use third-party manufacturers for the manufacture of our SR89 product candidate.  We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•	reliance on the third party for regulatory compliance, quality assurance, and safety and pharmacovigilance reporting.

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

Any product that we may produce may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of future manufacturers could result in a decrease or end to revenue. If any a contract manufacturer cannot perform as agreed, we may be required to replace that manufacturer. We may incur added costs and delays in identifying and qualifying any such replacement.

Our anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

We will likely rely on third parties to conduct our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, our clinical development programs could be delayed or unsuccessful and we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We intend to use and do use Mannin, BioNucleonics, and Contract Research Organizations (“CROs”) to conduct our planned clinical trials and will and do rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with our clinical protocols. Our CROs, investigators and other third parties will and do play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials.

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

We operate in highly competitive segments of the biotechnology and biopharmaceutical markets. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our product candidates, if successfully manufactured and/or developed and approved, will compete with established therapies, as well as new treatments that may be introduced by our competitors. Many of our competitors have significantly greater financial, product development, manufacturing and marketing resources than us. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. We also may compete with these organizations to recruit management, scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. New developments, including the development of other biological and pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. Developments by competitors may render our product candidates obsolete or noncompetitive. We will also face competition from these third parties in recruiting and retaining qualified personnel, establishing clinical trial sites and patient registration for clinical trials and in identifying and in-licensing new product candidates.

If competitors introduce their own generic equivalent of our SR89 product candidate, our revenues and gross margin from such products could decline rapidly.

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent(s) for a brand name product or the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product often is able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for their own generic versions, that market share, and the price of that product, will typically decline depending on several factors, including the number of competitors, the price of the branded product and the pricing strategy of the new competitors. The number of our competitors producing a generic version equivalent to our SR89 product candidate could increase to such an extent that we may stop marketing our product for which we previously obtained approval, which would have a material adverse impact on our revenues, if we ever achieve revenues, and gross margin.

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

Because we have limited financial and managerial resources, we will focus on a limited number of research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates for other indications for which there may be a greater likelihood of success or may prove to have greater commercial potential. Notwithstanding our investment to date and anticipated future expenditures on Man-01 and the BioNucleonics IP, we have not yet developed, and may never successfully develop, any marketed treatments using these products other than the SR89 product candidate for which there is FDA approval. Research programs to identify new product candidates or pursue alternative indications for current product candidates require substantial technical, financial and human resources. Although we intend to, and do, support certain investigator-sponsored clinical trials of Man-01 evaluating various indications, as well as other uses of SR89, these activities may initially show promise in identifying potential product candidates or indications, yet fail to yield product candidates or indications for further clinical development.

If we fail to attract and retain key management and clinical development personnel, we may be unable to successfully develop or commercialize our product candidates.

We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. As a company with a limited number of personnel, we highly depend on the development, regulatory, commercial and financial expertise of the members of our senior management and advisors, in particular Denis Corin, our chairman and chief executive officer. The loss of this individual or the services of any of our other senior management could delay or prevent the further development and potential commercialization of our product candidates and, if we are not successful in finding suitable replacements, could harm our business. Our success also depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and we may not be able to do so in the future due to the intense competition for qualified personnel among biotechnology and pharmaceutical companies, as well as universities and research organizations. If we are not able to attract and retain the necessary personnel, we may experience significant impediments to our ability to implement our business strategy.

Risks Related to our Industry

We are subject to general economic conditions outside of our control.

Projects for the acquisition and development of our products are subject to many factors, which are outside our control.  These factors include general economic conditions in North America and worldwide (such as recession, inflation, unemployment, and interest rates), shortages of labor and materials and price of materials and competitive products and the regulation by federal and state governmental authorities. If any or several of these facts develop in a way that is adverse to our interest, we will not be in a position to reverse them, and we may not be able to survive such a development.

If any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenues that it generates from their sales will be limited.

Even if we successfully produce product candidates, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved products will depend on a number of factors, including:

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

We may incur substantial product liability or indemnification claims relating to the clinical testing and/or use of our product candidates.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, as well as related to the consumption of product candidates that we successfully commercialize. Claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. While we intend to maintain product liability insurance relating to our clinical trials, our coverage may not be sufficient to cover claims that may be made against us and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

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

Our success depends upon intellectual property, proprietary technologies and regulatory market exclusivity periods, and the intellectual property protection for our product candidates depends significantly on third parties.

Our success depends, in large part, on obtaining and maintaining patent protection and trade secret protection for our product candidates and their formulations and uses, as well as successfully defending these patents against third-party challenges. Mannin is responsible for prosecuting and maintaining patent protection relating to its patents relating to Man-01. If Mannin fails to appropriately prosecute and maintain patent protection for Man-01, our ability to develop and commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. BioNucleonics is responsible for prosecuting and maintaining patent protection relating to its patents relating to the BioNucleonics IP. If BioNucleonics fails to appropriately prosecute and maintain patent protection for their IP, our ability to develop and commercialize these product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.  This failure to properly protect the intellectual property rights relating to this product could have a material adverse effect on our financial condition and results of operations.

The patent application process is subject to numerous risks and uncertainties, and we or our partners might not be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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

Our success also depends on our ability and the ability of any of our current or future collaborators to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products, some of which may be directed at claims that overlap with the subject matter of our intellectual property. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our product candidates of which we are not aware.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that we or any of our licensors, suppliers or collaborators infringe the third party’s intellectual property rights, we may have to:

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

Risks Related to our Securities

Our shares of common stock are subject to the “penny stock’ rules of the securities and exchange commission and the trading market in our securities will be limited, which will make transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The U.S. Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks.”  Penny stocks generally are equity securities with a price of less than $5 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.  If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Any additional financing may dilute existing shareholders and decrease the market price for shares of our common stock.

If we raise additional capital, our existing shareholders may incur substantial and immediate dilution. We estimate that we will need approximately $30,000,000 in additional funds over the next 3 years to complete our business plan. The most likely source of future funds available to us is through the sale of additional shares of common stock. Such sales might occur below market price and below the price of which existing shareholders purchased their shares.

Our Articles of Incorporation provide indemnification for officers, directors and employees.

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

Our shares of common stock trading on the OTCQB will fluctuate significantly. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•	sales or potential sales of substantial amounts of our common stock;
•	delay or failure in initiating or completing pre-clinical or clinical trials or unsatisfactory results of these trials;
•	announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;
•	developments concerning our licensors, product manufacturers or our ability to produce Man-01;
•	developments concerning our licensors, product manufacturers or our ability to produce SR89;
•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
•	conditions in the pharmaceutical or biotechnology industries;
•	governmental regulation and legislation;
•	variations in our anticipated or actual operating results;
•	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;
•	change in general economic trends; and
•	investor perception of our industry or our prospects.

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

As of February 24, 2017, approximately 4,036,734 of our outstanding shares of common stock were unrestricted and freely tradable.  We have issued convertible notes that have registration rights for the underlying shares, and we have filed a registration statement to register those shares for resale.  Upon the effectiveness of that registration statement, up to an additional 2,300,000 shares (approximately 25% of our issued and outstanding shares on the date hereof) will be unrestricted and freely tradeable. A large portion of the shares that are freely tradable, were issued at a price that is significantly below the closing price of $3.76 as of February 24, 2017. If the holders of our free trading shares wanted to make a profit on their investment (or if they wish to sell for a loss), there might not be enough purchasers to maintain the market price of our common stock on the date of such sales.  Any such sales, or the fear of such sales, could substantially decrease the market price of our common stock and the value of your investment.

We have not paid dividends to date and do not intend to pay any dividends in the near future.

We have never paid dividends on our common stock and presently intend to retain any future earnings to finance the operations of our business. You may never receive any dividends on our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains a corporate office at 501 Madison Avenue, 14th Floor, New York, NY 10022. Such office is solely for the purpose of maintaining a physical presence to receive correspondence and it is at no cost as our general counsel maintains his offices at that location. The company also maintains a single month to month office in Grand Cayman, where the Company’s President and Chairman, Mr. Denis Corin, resides, and it is at no cost.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Over the Counter QB (“OTCQB”) under the symbol “QBIO”. The market for our common stock is limited, volatile and sporadic. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock on the OTCQB as reported by Google Finance. The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions. Those fiscal quarters during which there were no sales of our common stock have been labeled as “n/a”.

	High Bid		Low Bid

Fiscal Year 2017
February 28, 2017 (through February 24, 2017)		$12.61		$3.20

Fiscal Year 2016
November 30, 2016		$6.00		$2.39
August 31, 2016		$4.14		$1.26
May 31, 2016		$4.10		$2.00
February 29, 2016		$4.69		$2.35

Fiscal Year 2015
November 30, 2015		$3.56		$1.95
August 31, 2015		$4.40		$1.30
May 31, 2015	$	n/a	$	n/a
February 28, 2015	$	n/a	$	n/a

The last reported sales price for our shares on the OTCQB as of February 24, 2017, was $3.76 per share. As of February 24, 2017, we had approximately 3840 shareholders who held stock through securities position listings.

Holders

As of February 24, 2017, we had 9,693,972 shares of $0.001 par value common stock issued and outstanding.  Our Transfer Agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, Phone: (212) 828-8436.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will depend upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

Since our most recent quarterly report for the period ended August 31, 2016, we have reported in current reports all sales of unregistered securities with the following exceptions:

●	In November 2016, we issued 16,414 common shares upon receipt of conversion notices from a Series A holder;
●	In November 2016, we issued an aggregate of 82,391 common shares to three vendors for introductory, and media and investor relations services;
●
In November 2016, we issued (i) 26,000 units, with each unit consisting of a share of common stock and a warrant to purchase a share of common stock at $4.00 for aggregate consideration of $65,000, and (ii) 7,502 units to an investor to compensate for the difference in purchase prices pursuant to an anti-dilution right;

●	On November 10, 2016, we issued 15,000 common shares in connection with the OID Note;
●	In December 2016, we issued an aggregate of 22,000 common shares to two vendors for introductory, and media and investor relations services;
●	In December 2016 and January 2017, we issued an aggregate of 12,928 and 407,484 common shares upon receipt of conversion notices from the Series B and Series C Note holders;
●
In January 2017, we issued 20,000 common shares upon receiving the notice to exercise warrant at an exercise price of $3.50 included in unit sold in the May Private Placement, for an aggregate purchase price of $70,000.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the Section entitled "Risk Factors", and other documents we file with the Securities and Exchange Commission. Historical results are not necessarily indicative of future results.

Overview

Q BioMed Inc. (or “the Company”) was incorporated in the State of Nevada on November 22, 2013 and is a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. We intend to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors.  We intend to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spin out.

Recent Developments

Acquisition of license right

On September 6, 2016, we entered into the Patent and Technology License and Purchase Option Agreement (“Patent and Technology License and Purchase Option Agreement”) with Bio-Nucleonics Inc. (“BNI”) whereby we were granted a worldwide, exclusive, perpetual, license on, and option to, acquire all of BNI’s assets related to an FDA approved generic drug for the treatment of pain associated with metastatic bone cancer, Strontium Chloride (“SR89”), within the three-year term of the Exclusive License (“BNI IP”).

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

In exchange for the consideration, we agreed to, upon reaching various milestones, issue to BNI an aggregate of 110,000 shares of common stock that are subject to restriction from trading until commercialization of the product (approximately 12 months) and subsequent leak-out conditions and provide funding to BNI for an aggregate of $850,000 in cash, of which we had paid $20,000 as of November 30, 2016.  Once we have funded up to $850,000 in cash, we may exercise its option to acquire the BNI IP at no additional charge.  In September 2016, we issued 50,000 shares of common stock, with a fair value of $160,500, to BNI pursuant to the BNI Exclusive License.

We are not obligated to provide further funding to BNI until BNI satisfies all of its pre-existing obligations to third party vendors totaling $163,500.  To this end, we had provided an aggregate of approximately $38,000 through November 30, 2016 to BNI to help settle its obligations, which we recognized as research and development expenses in the accompanying Statements of Operations.

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

In February 2017, Mannin Research, was accepted into Johnson & Johnson Innovation, JLABS @ Toronto. JLABS @ Toronto is a 40,000 square-foot life science innovation center. The labs provide a flexible environment for start-up companies pursuing new technologies and research platforms to advance medical care. Through a "no strings attached" model, Johnson & Johnson Innovation does not take an equity stake in the companies occupying JLABS and the companies are free to develop products - either on their own, or by initiating a separate external partnership with Johnson & Johnson Innovation or any other company.

Mannin will utilize JLABS @ Toronto as complementary lab space to conduct commercial research and development as it relates to its MAN-01 program for Glaucoma and to the greater Tie2 platform technology. As a resident, Mannin will have access to the development and commercialization expertise provided by JLABS @ Toronto.

Financial Overview

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2016 and 2015.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and accounts payable because they are short term in nature.

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

●
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

●
Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

●
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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended November 30, 2016 and 2015. The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

As of November 30, 2016, the estimated aggregate fair value of all outstanding convertible notes payable is approximately $3.3 million. The fair value estimate is based on the estimated option value of the conversion terms, since the strike price of each note series is deep in-the-money at November 30, 2016. The estimated fair value represents a Level 3 measurement.

Embedded Conversion Features

We evaluate embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in the Statement of Operations.  If the conversion feature does not require recognition of a bifurcated derivative, the convertible debt instrument is evaluated for consideration of any beneficial conversion feature (“BCF”) requiring separate recognition. When we record a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid-in capital) and amortized to interest expense over the life of the debt.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the Statement of Operations. Depending on the features of the derivative financial instrument, we use either the Black-Scholes option-pricing model or a binomial model to value the derivative instruments at inception and subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

We apply a more-likely-than-not recognition threshold for all tax uncertainties, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of November 30, 2016, we reviewed our tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on us.

Our policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the years ended November 30, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that will require management to evaluate whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about our ability to continue as a going concern. We adopted ASU No. 2014-15 in the fourth quarter of 2016, and its adoption did not have a material impact on our financial statements.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on our financial position, results of operations, or cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard will be effective for us on January 1, 2018. We are currently evaluating the impact of this new standard and does not expect it to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for us on January 1, 2018, but may be adopted early. Adoption is prospectively applied to any business development transaction. The adoption of this standard is not expected to have a material impact on our financial position, results of operations, or cash flows.

Results of Operation for the years ended November 30, 2016 and 2015

	For the years ended November 30,
	2016	2015
Operating expenses:
General and administrative expenses	$5,032,257	$354,138
Research and development expenses	1,314,250	598,000
Total operating expenses	6,346,507	952,138

Other (income) expense:
Interest expense	480,285	14,511
Gain on extinguishment of convertible note	(134,085)	-
Loss on conversion of debt	85,123	20,968
Loss on issuance of convertible notes	481,000	-
Change in fair value of embedded conversion option	(121,000)	99,000
Change in fair value of warrant liability	(7,587)	-
Loss on modification of Private Placement Units	41,268	-
Total other expenses	825,004	134,479

Net Loss:	$(7,171,511)	$(1,086,617)

Revenues

Q BioMed Inc. was incorporated, in the State of Nevada on November 22, 2013, focusing on licensing, acquiring and providing strategic resources to life sciences and healthcare companies.  Revenue will only be possible when we have acquired licenses for commercially ready assets that can be sold. During the years ended November 30, 2016 and 2015, we did not generate any revenues.

Operating expenses

We incur various costs and expenses in the execution of our business. During the year ended November 30, 2016, we incurred approximately $6.3 million in total expenses, including approximately $5 million in general and administrative expenses and approximately $1.3 million in research and development expenses.  During the year ended November 30, 2015, we incurred approximately $1 million in total expenses, including approximately $0.4 million in general and administrative expenses and $0.6 million in research and development expenses.  The increase in general and administrative expenses was mainly due to an increase in business development and marketing activities in fiscal year 2016 as compared to the prior year.  The increase in research and development was mainly due to the investment to BNI and Mannin, pursuant to the agreements, in fiscal 2016.

Other (income) expenses

Our total other expenses increased to $825,000 during the year ended November 30, 2016 from $134,000 during the prior year, primarily as the result of increases in interest expense, losses on the issuance of convertible notes, and losses on the conversion of debt, partially offset by gains on extinguishments of convertible notes and the change in fair value of bifurcated conversion options of certain convertible notes.

During the year ended November 30, 2016, interest expense increased to $480,000 from $15,000 in the prior year, resulting from the increase in debt year-over-year. We raised $2,645,000 in debt during the year ended November 30, 2016. Interest expense in the year ended November 30, 2016 is comprised of approximately $414,000 accretion of debt discount and approximately $66,000 of accrued interest expense based on the coupon interest rate of the debt.

During the year ended November 30, 2016, we recognized losses upon the issuance of convertible notes of $481,000 and had no such losses in the prior year. In connection with the issuance of our Series A, B, C Notes, and the original issuance of our Series D Notes, during the year ended November 30, 2016, the embedded conversion feature in each note was separately measured at fair value. The initial recognition resulted in an aggregate debt discount of approximately $750,000, and an aggregate loss of $481,000, which represented the excess of the fair value of the embedded conversion at initial issuance of $1.2 million over the aggregate principal amount of convertible debt issued.

During the year ended November 30, 2016, losses on conversion of debt increased to approximately $85,000 from approximately $21,000 in the prior year. The recognized losses result for the conversion of notes where the conversion option has been bifurcated for accounting purposes. As a result, conversions are recognized as an extinguishment of the bifurcated conversion option and of the loan host, which results in a gain or loss based on the difference between the carrying value of the conversion option and loan host compared to the fair value of the common stock issued to convert the note.

During the year ended November 30, 2016, we recognized a gain of approximately $134,000 resulting from a modification of outstanding Series D convertible notes that was recognized as an extinguishment. No such gain was recognized in the prior year.

During the year ended November 30, 2016, we recognized a gain of $121,000 for the aggregate decrease in fair value of conversion options embedded in convertible notes. We recognized a loss of $99,000 in the year ended November 30, 2015 for the aggregate increase in fair value of conversion options. In connection with the issuance of our Series A, B, C Notes, and the original issuance of our Series D Notes, in the years ended November 30, 2016 and 2016, the embedded conversion feature in each note was separately measured at fair value with subsequent changes in fair value recognized in current operations. We use a binomial valuation model, with fourteen steps of the binomial tree, to estimate the fair value of the embedded conversion options.

Net loss

In the years ended November 30, 2016 and 2015, we incurred net losses of approximately $7.2 million and $1.1 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to open a new head office, improve our website and implement other aspects of our business plan.

Liquidity and Capital Resources

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We had a working capital deficit of approximately $1.8 million as of November 30, 2016.  We prepared the accompanying financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had a net loss of approximately $7.2 million and $1.1 million during the years ended November 30, 2016 and 2015, respectively, and had net cash used in operating activities of approximately $1.5 million and $91,000 during years ended November 30, 2016 and 2015, respectively.  These matters, among others, raise substantial doubts about our ability to continue as a going concern.

Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund its operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the years ended November 30,
	2016	2015

Net cash provided by (used in):
Operating activities	$(1,545,259)	$(91,392)
Financing activities	2,882,575	210,151
Net increase (decrease) in cash	$1,337,316	$118,759

Net cash used in operating activities was approximately $1.5 million for the year ended November 30, 2016 as compared to approximately $91,000 for the year ended November 30, 2015.  The increase in net cash used in operating activities results from the net loss of approximately $7.2 million for the year ended November 30, 2016, partially offset by aggregate non-cash expenses of approximately $5 million.  The net cash used in operating activities for the year ended November 30, 2015 results primarily from to the net loss of approximately $1.1 million, partially offset by a non-cash expense of $905,000.

Net cash provided by financing activities was approximately $2.9 million for the year ended November 30, 2016, resulting mainly from proceeds received from the issuance of convertible notes payable and note payable and issuance of common stock and warrants through the private placement.  Net cash provided by financing activities was approximately $210,000 for the year ended November 30, 2015, resulting from proceeds received from the issuance of convertible notes payable.

Obligations and Commitments

Advisory Agreements

We entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which we agreed to issue shares of common stock as services are received.   We expect to issue an aggregate of approximately 198,000 shares of common stock subsequent to November 30, 2016 through the term of arrangements, June 2017.

Legal

We are not currently involved in any legal matters arising in the normal course of business.  From time to time, we could become involved in disputes and various litigation matters that arise in the normal course of business.  These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.  Periodically, we review the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, we accrue a liability for the estimated loss.  Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict.  Because of such uncertainties, accruals are based on the best information available at the time.  As additional information becomes available, we reassess the potential liability related to pending claims and litigation.

Finder’s Agreement

In October 2016, we entered into two agreements to engage two financial advisors to assist us in our search for potential investors, vendors or partners to engage in a license, merger, joint venture or other business arrangement. As a compensation for their efforts, we agreed to pay the financial advisors a fee equal to 7% and 8% in cash, and to pay one of the financial advisors an additional fee equal to 7% in warrants of all consideration received by us.  We have not incurred any finders’ fees pursuant to the agreements to-date.

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were approximately $300,000 and $58,000 for the year ended November 30, 2016 and 2015, respectively, and were included within general and administrative expenses in the accompanying Statements of Operations.

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

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer (who is also our acting chief financial officer), as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective for the period ended November 30, 2016, due to the following:

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

As of November 30, 2016, management has not completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were not effective to detect the inappropriate application of US GAAP.   Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

Our company’s Management concluded that in light of the material weakness described above, our company did not maintain effective internal control over financial reporting as of November 30, 2016 based on the criteria set forth in the 2013 framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended November 30, 2016, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

			Held
			Position
Name	Age	Positions	Since

Denis Corin	43	Chief Executive Officer and Director (Chairman)	2015

William Rosenstadt	48	General Counsel and Director	2015

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

Mr. William Rosenstadt was appointed as the Company’s general counsel and member of the Company’s board of directors on June 1, 2015. Mr. Rosenstadt is a practicing corporate and securities lawyer. He is also the founding member and the managing partner of Ortoli Rosenstadt LLP, a law firm, formed in 2006. Mr. Rosenstadt received his Juris Doctorate from Benjamin N. Cardozo School of Law in 1995 and his Bachelor of Arts from Syracuse University in 1990.

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

Summary Compensation Table

The following table sets forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years ended November 30, 2016 and 2015, respectively and all non-cash compensation awarded to those same individuals in those time periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (5)		Option Awards ($) (6)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen -sation ($) (1)	Total ($)

Denis Corin (2)	2016	-	-	-		$195,000	-	-	$63,655	$258,655
Chief Executive Officer	2015	-	-	$20,000		-	-	-	$151	$20,151

William Rosenstadt (3)	2016	-	-	-		$1,055,000	-	-	$112,147	$1,167,147
General Counsel and Director	2015	-	-	$5,000	(4)	-	-	-	$1,152	$6,152

(1)
The amounts represent fees paid or accrued by us to the executive officers during the past year pursuant to various employment and consulting services agreements, as between us and the executive officers, which are described below. Our executive officers are also reimbursed for any out-of-pocket expenses incurred in connection with corporate duties. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

(2)          Mr. Denis Corin was appointed as Chief Executive Officer and Director on April 21, 2015.
(3)	Mr. William Rosenstadt was appointed as General Counsel and Director on June 5, 2015.
(4)	$2,000 of this amount was in lieu of payment of legal services to the law firm in which Mr. Rosenstadt is a partner.
(5)
Represents the aggregate grant date fair value of 2,500,000 and 875,000 common stock issued on April 21, 2015 and June 1, 2015 to Mr. Corin and Mr. Rosenstadt, respectively in accordance with FASB ASC.

(6)
Represents the aggregate grant date fair value of warrants to purchase 50,000 common stock issued on July 15, 2016 to Mr. Corin and warrants to purchase 250,000 and 200,000 common stock issued on January 4, 2016 and July 15, 2016 to Mr. Rosenstadt, respectively, in accordance with FASB ASC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 24, 2017, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Principal Executive Officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Ortoli Rosenstadt LLP, 501 Madison Avenue 14th Floor, New York, New York 10022. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Directors and Officers:
Denis Corin (3)	2,650,000	26.9%
William Rosenstadt (4)	1,050,000	10.4%

Directors and Officers as a Group (3)(4)	3,700,000	35.9%

Major Stockholders:
Ari Jatwes	681,250	7.0%
Alan Lindsay	1,274,000	13.1%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement , understanding, relationship, or otherwise has or shares: (1) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of February 24, 2017.

(2)
This percentage is based upon 9,693,972 shares of common stock outstanding as of February 24, 2017 and any warrants exercisable by such person within 60 days of the date as of which the information is provided.

(3)
Includes 150,000 five-year warrants exercisable at $1.45 which expire on July 15, 2021 for director fees through June 1, 2017, all of which are exercisable within 60 days of the date as of which the information is provided.

(4)
Includes 250,000 five-year warrants exercisable at $4.15 which expire on January 1, 2021 which were issued to the law firm at Mr. Rosenstadt is a partner, 50,000 five-year warrants exercisable at $1.45 which expire on July 15, 2021 which were issued to the law firm at Mr. Rosenstadt is a partner and 150,000 five-year warrants exercisable at $1.45 which expire on July 15, 2021 for director fees through June 1, 2017.  An aggregate of 450,000 warrants are exercisable within 60 days of the date as of which the information is provided.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were approximately $300,000 and $58,000 for the year ended November 30, 2016 and 2015, respectively. We do not have any obligations outstanding to persons who beneficially own more than 10% of our common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended November 30, 2016 and 2015 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP

SERVICES	2016	2015
Audit fees	$80,000	$65,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees	$80,000	$65,000

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

Q BioMed Inc.

Date: February 28, 2017	By:	/s/ Denis Corin
	Name:	Denis Corin
	Title:	President, Chief Executive Officer and Acting Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denis Corin	President, Chief Executive Officer and Director	February 28, 2017
Denis Corin	(Principal Executive Officer and Acting Principal Financial and Accounting Officer)

/s/ William Rosenstadt	General Counsel and Director	February 28, 2017
William Rosenstadt

Q BIOMED INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Q BioMed Inc.

We have audited the accompanying balance sheets of Q BioMed Inc. (the “Company”) as of November 30, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Q BioMed Inc., as of November 30, 2016 and 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP
New York, NY
February 28, 2017

Q BIOMED INC.
Balance Sheets

	As of November 30,
	2016	2015
ASSETS
Current assets:
Cash	$1,468,724	$131,408
Total current assets	1,468,724	131,408
Total Assets	$1,468,724	$131,408

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$497,936	$58,802
Accrued expenses - related party	70,502	30,000
Accrued interest payable	48,813	2,511
Convertible notes payable (See Note 5)	2,394,849	-
Note payable	100,152	-
Warrant liability	168,070	-
Total current liabilities	3,280,322	91,313

Long-term Liabilities:
Convertible notes payable (See Note 5)	231,517	296,000
Total long term liabilities	231,517	296,000
Total Liabilities	3,511,839	387,313

Commitments and Contingencies (Note 6)

Stockholders' Equity Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of November 30, 2016 and 2015	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 9,231,560 and 8,597,131 shares issued and outstanding as of November 30, 2016 and 2015, respectively	9,231	8,597
Additional paid-in capital	6,249,357	865,690
Accumulated deficit	(8,301,703)	(1,130,192)
Total Stockholders' Equity Deficit	(2,043,115)	(255,905)
Total Liabilities and Stockholders' Equity Deficit	$1,468,724	$131,408

 The accompanying notes are an integral part of these financial statements.

Q BIOMED INC.
Statements of Operations

	For the years ended November 30,
	2016	2015
Operating expenses:
General and administrative expenses	$5,032,257	$354,138
Research and development expenses	1,314,250	598,000
Total operating expenses	6,346,507	952,138

Other (income) expense:
Interest expense	480,285	14,511
Gain on extinguishment of convertible note	(134,085)	-
Loss on conversion of debt	85,123	20,968
Loss on issuance of convertible notes	481,000	-
Change in fair value of embedded conversion option	(121,000)	99,000
Change in fair value of warrant liability	(7,587)	-
Loss on modification of Private Placement Units	41,268	-
Total other expenses	825,004	134,479

Long-term Liabilities:	$(7,171,511)	$(1,086,617)

Net loss per share - basic and diluted	$(0.81)	$(0.12)

Weighted average shares outstanding, basic and diluted	8,861,212	9,067,839

The accompanying notes are an integral part of these financial statements.

Q BIOMED INC.
Statement of Changes in Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock			Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Deficit	Equity (Deficit)
Balance as of November 30, 2014	-	$-	8,125,000	$8,125	$46,750	$(43,425)	$11,450
Issuance of common stock and warrants for services	-	-	631,000	631	197,887	(375)	198,143
Issuance of common stock for acquired in-process research and development	-	-	200,000	200	547,800	-	548,000
Issuance of common stock for services to related parties	-	-	3,375,000	3,375	25,650	(2,025)	27,000
Acquisition and retirement of common stock	-	-	(3,750,000)	(3,750)	1,500	2,250	-
Issuance of common stock upon conversion of convertible notes payable	-	-	16,131	16	46,103	-	46,119
Net loss	-	-	-	-	-	(1,086,617)	(1,086,617)
Balance as of November 30, 2015	-	-	8,597,131	8,597	865,690	(1,130,192)	(255,905)
Issuance of common stock and warrants for services	-	-	341,543	342	3,300,772	-	3,301,114
Issuance of common stock for acquired in-process research and development	-	-	50,000	50	160,450	-	160,500
Issuance of common stock and warrants in connection with Private Placement, net of warrant liabilities	-	-	102,256	102	80,578	-	80,680
Modification of Private Placement Units			7,502	7	22,499		22,506
Issuance of warrants for services to related party	-	-	-	-	830,000	-	830,000
Issuance of warrants to settle accounts payable to related party:	-	-	-	-	30,000	-	30,000
Issuance of common stock upon conversion of convertible notes payable	-	-	118,128	118	380,768	-	380,886
Beneficial conversion feature in connection with issuance of convertible notes	-	-	-	-	526,400	-	526,400
Issuance of common stock in connection with OID Note	-	-	15,000	15	52,200	-	52,215
Net loss	-	-	-	-	-	(7,171,511)	(7,171,511)
Balance as of November 30, 2016	-	$-	9,231,560	$9,231	$6,249,357	$(8,301,703)	$(2,043,115)

The accompanying notes are an integral part of these financial statements.

Q BIOMED INC.
Statement of Cash Flows

	For the years ended November 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,171,511)	$(1,086,617)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock and warrants for services	4,131,114	198,143
Issuance of common stock for acquired in-process research and development	160,500	548,000
Issuance of common stock for services to related parties	-	27,000
Change in fair value of embedded conversion option	(121,000)	99,000
Change in fair value of warrant liability	(7,587)	-
Loss on modification of Private Placement Units	41,268	-
Accretion of debt discount	413,894	12,000
Gain on extinguishment of convertible note	(134,085)	-
Loss on conversion of debt	85,123	20,968
Loss on issuance of convertible debt	481,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	439,134	90,114
Accrued expenses - related party	70,502	-
Accrued interest payable:	66,389	-
Net cash used in operating activities	(1,545,259)	(91,392)

Cash flows from financing activities:
Proceeds received from issuance of convertible notes	2,495,000	210,151
Proceeds received from issuance of common stock and warrants	237,575	-
Proceeds received from issuance of note payable	150,000	-
Net cash provided by financing activities	2,882,575	210,151

Net increase in cash	1,337,316	118,759

Cash at beginning of period	131,408	12,649
Cash at end of period	$1,468,724	$131,408

Non-cash financing activities:
Issuance of common stock upon conversion of convertible notes payable	$295,764	$25,000
Issuance of warrants to settle accounts payable to related party	$30,000	$-
Modification of Series D convertible note recognized as extinguishment	$294,085	$-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Q BIOMED INC.
Notes to Financial Statements

Note 1 - Organization of the Company and Description of the Business

Q BioMed Inc. (“Q BioMed” or “the Company”), incorporated in the State of Nevada on November 22, 2013, is a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. Q BioMed intends to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors.  The Company intends to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spinoff new public companies.

Note 2 - Basis of Presentation and Going Concern

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Going Concern

The Company had a working capital deficit of approximately $1.8 million as of November 30, 2016. The accompanying financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of approximately $7.2 million and $1.1 million during the years ended November 30, 2016 and 2015, respectively, and had net cash used in operating activities of approximately $1.5 million and $91,000 during years ended November 30, 2016 and 2015, respectively.

The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it generates adequate cash flows from operations to fund its operating costs and obligations. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company depends upon its ability, and will continue to attempt, to secure equity and/or debt financing.  The Company might not be successful, and without sufficient financing it would be unlikely for the Company to continue as a going concern. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the financial statements are issued. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates, and such differences may be material to the financial statements. The more significant estimates and assumptions by management include among others: the valuation allowance of deferred tax assets resulting from net operating losses, the valuation of warrants on the Company’s stock and the valuation of embedded conversion options within the Company’s convertible notes payable.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage ("FDIC") of $250,000. At November 30, 2016, the Company had a cash balance on deposit that exceeded the balance insured by the FDIC limit by approximately $1.2 million with one bank and was exposed to credit risk for amounts held in excess of the FDIC limit. The Company does not anticipate nonperformance by these institutions. The Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date.  U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended November 30, 2016 and 2015.  The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

As of November 30, 2016, the estimated aggregate fair value of all outstanding convertible notes payable is approximately $3.3 million. The fair value estimate is based on the estimated option value of the conversion terms, since the strike price of each note series is deep in-the-money at November 30, 2016. The estimated fair value represents a Level 3 measurement.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in the Statement of Operations.  If the conversion feature does not require recognition of a bifurcated derivative, the convertible debt instrument is evaluated for consideration of any beneficial conversion feature (“BCF”) requiring separate recognition. When the Company records a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid-in capital) and amortized to interest expense over the life of the debt.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the Statement of Operations.  Depending on the features of the derivative financial instrument, the Company uses either the Black-Scholes option-pricing model or a binomial model to value the derivative instruments at inception and subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Q BIOMED INC.
Notes to Financial Statements

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of November 30, 2016, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the years ended November 30, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Q BIOMED INC.
Notes to Financial Statements

Recent accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that will require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU No. 2014-15 in the fourth quarter of 2016, and its adoption did not have a material impact on the Company’s financial statements.
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard will be effective for the Company on January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, but may be adopted early. Adoption is prospectively applied to any business development transaction. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

Q BIOMED INC.
Notes to Financial Statements

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

Potentially dilutive securities	November 30, 2016	November 30, 2015
Warrants (Note 10)	1,047,500	100,000
Convertible debt (Note 5)	1,067,105	106,920

Note 5 – Convertible Notes

	November 30, 2016	November 30, 2015
Series A Notes:
Principal value of 10%, convertible at $2.00 and $1.92 at November 30, 2016 and November 30, 2015, respectively.	$12,500	$50,000
Fair value of bifurcated embedded conversion option of Series A Notes	12,000	64,000
Debt discount	(2,194)	(28,832)
Carrying value of Series A Notes	22,306	85,168

Series B Notes:
Principal value of 10%, convertible at $2.00 and $1.92 at November 30, 2016 and November 30, 2015, respectively.	55,000	50,000
Fair value of bifurcated embedded conversion option of Series B Notes	55,000	64,000
Debt discount	(19,229)	(34,744)
Carrying value of Series B Notes	90,771	79,256

Series C Notes:
Principal value of 10%, convertible at $1.55 at November 30, 2016 and November 30, 2015.	576,383	85,000
Fair value of bifurcated embedded conversion option of Series C Notes	838,000	101,000
Long-term Liabilities:	(250,969)	(54,424)
Carrying value of Series C Notes	1,163,414	131,576

Series D Notes:
Principal value of 10%, convertible at $1.85 at November 30, 2016.	160,000	-
Debt discount	(140,961)	-
Carrying value of Series D Notes	19,039	-

Series E Notes:
Principal value of 10%, convertible at $2.50 at November 30, 2016.	180,000	-
Debt discount	(124,164)	-
Carrying value of Series E Notes	55,836	-

Secured Convertible Debenture:
Principal value of 5%, convertible at $2.98 at November 30, 2016.	1,500,000	-
Fair value of bifurcated contingent put option of Secured Convertible Debenture	72,000	-
Debt discount	(297,000)	-
Carrying value of Secured Convertible Debenture Note	1,275,000	-
Total short-term carrying value of convertible notes	$2,394,849	$-
Total long-term carrying value of convertible notes	$231,517	$296,000

During the year ended November 30, 2016, the Company recognized interest expense of approximately $414,000 resulting from amortization of the debt discount for Series A, B, C, D and E Notes. All long term notes are due in fiscal year 2018.

Q BIOMED INC.
Notes to Financial Statements

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

Series B Notes

The Series B convertible notes payable (the “Series B Notes”) have the same terms as the Series A Notes.  During the year ended November 30, 2016, the Company issued an additional of $105,000 in principal of Series B notes to third party investors.

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

The terms of the Series C Notes also provided that up until maturity date, the Company cannot enter into any additional, or modify any existing, agreements with any existing or future investors that are more favorable to such investor in relation to the Series D Note holders, unless, the Series C Note holders are provided with such rights and benefits (“Most Favored Nations Clause”).

During the year ended November 30, 2016, the Company issued an additional of $550,000 in principal of Series C notes to third party investors.

Series D Notes

The Series D convertible notes payable (the “Series D Notes”) are due and payable 18 months after issuance and bear interest at 10% per annum.  At the election of the holder, outstanding principal and accrued but unpaid interest under the Series D Notes is convertible into shares of the Company’s common stock at a fixed conversion price per share equal to $1.85.  The Series D Notes automatically convert upon maturity at $1.85 per share if the ten trading days VWAP immediately preceding maturity is $5.00 or greater.  Additionally, if the Company’s common shares are up-listed to a senior exchange such as the AMEX or NASDAQ, all monies due under the Series D Notes will automatically convert at $1.85 per share.  During the year ended November 30, 2016, the Company issued $160,000 in principal of Series D notes to third party investors.

The terms of the Series D Notes also included the Most Favored Nations Clause. The Most Favored Nations Clause was viewed as providing the Series D Note holder with down-round price protection.  As such, the embedded conversion option in the Series D Note was separately measured at fair value upon issuance, with subsequent changes in fair value recognized in current earnings.

On September 30, 2016, the Company amended the Most Favored Nations Clause of the Series D Notes to restrict the Company from taking dilutive action without the Series D note holders’ consent, effectively removing the down-round price protection. The amendment of the Series D Notes was recognized as an extinguishment of the originally issued Series D Notes, resulting in a gain on extinguishment of approximately $134,000.

At the amendment date, the conversion price of the amended Series D Notes was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion price on the amendment date, resulting in a discount to the amended Series D Notes of $160,000 with a corresponding credit to additional paid-in capital. The resulting debt discount is presented net of the related convertible note balance in the accompanying Balance Sheets and is amortized to interest expense over the note’s term.

Q BIOMED INC.
Notes to Financial Statements

Series E Notes

The Series E convertible notes payable (the “Series E Notes”) are due and payable 18 months after issuance and bear interest at 10% per annum.  At the election of the holder, outstanding principal and accrued but unpaid interest under the Series E Notes is convertible into shares of the Company’s common stock at a fixed conversion price per share equal to $2.50.  The Series E Notes automatically convert upon maturity at $2.50 per share if the ten trading days VWAP immediately preceding maturity is $5.00 or greater.  Additionally, if the Company’s common shares are up-listed to a senior exchange such as the AMEX or NASDAQ, all monies due under the Series E Notes will automatically convert at $2.50 per share.  During the year ended November 30, 2016, the Company issued $180,000 in principal of Series E Notes to third party investors.

At the issuance date, the conversion price of the Series E Notes was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion price on the amendment date, resulting in a discount to the Series E Notes of approximately $141,000 with a corresponding credit to additional paid-in capital. The resulting debt discount is presented net of the related convertible note balance in the accompanying Balance Sheets and is amortized to interest expense over the note’s term.

Embedded Conversion Options

In connection with the issuance of the Series A, B, C and the original issuance of the Series D Notes during the year ended November 30, 2016, the Company recognized a debt discount of approximately $750,000, and a loss on issuance of $481,000, which represents the excess of the fair value of the embedded conversion at initial issuance of $1.2 million over the principal amount of convertible debt issued.  The embedded conversion feature is separately measured at fair value, with changes in fair value recognized in current operations.  Management used a binomial valuation model, with fourteen steps of the binomial tree, to estimate the fair value of the embedded conversion option at issuance of the Series A, B, C and the original issuance of the Series D Notes issued during the year ended November 30, 2016, with the following key inputs:

Embedded derivatives at inception
	For the years ended November 30,
	2016	2015
Stock price	$2.60 - $3.26	$2.02 - $4.30
Terms (years)	1.5	1.25 - 1.5
Volatility	116.77%	108.40% - 162.89%
Risk-free rate	0.51% - 0.76%	0.66% - 0.85%
Dividend yield	0.00%	0.00%

Embedded derivatives at period end
	As of November 30,
	2016	2015
Stock price	$3.43	$3.55
Term (years)	0.25 - 1.05	1.26 - 1.49
Volatility	156.74% - 163.49%	108.4% - 121.62%
Risk-free rate	0.48% - 0.80%	0.94%
Dividend yield	0.00%	0.00%

Q BIOMED INC.
Notes to Financial Statements

As of November 30, 2016, the embedded conversion options have an aggregate fair value of approximately $977,000 and are presented on a combined basis with the related loan host in the Company’s Balance Sheets.  The table below presents changes in fair value for the embedded conversion options, which is a Level 3 fair value measurement:

Rollforward of Level 3 Fair Value Measurement for the Year Ended November 30, 2016

Balance at November 30, 2015	Issuance	Net unrealized gain/(loss)	Settlements	Balance at November 30, 2016
$229,000	1,303,000	(121,000)	(434,000)	$977,000

Conversions of debt

The following conversions of the convertible notes occurred during the year ended November 30, 2016:

	Principal	Shares
Series A conversions	$37,500	22,148
Series B conversions	100,000	51,111
Series C conversions	58,617	44,869
Total	$196,117	118,128

As the embedded conversion option in each note Series had been separately measured at fair value, the conversion of each note was recognized as an extinguishment of debt.  The Company recognized a loss on conversion of debt of approximately $85,000 as the difference between the fair value of common stock issued to the holders of approximately $381,000 and the aggregate net carrying value of the convertible notes, including the bifurcated conversion options, of approximately $296,000.

Events of default

The Company will be in default of the Series A,B,C D and E Notes, and all amounts outstanding will become immediately due and payable upon: (i) maturity, (ii) any bankruptcy, insolvency, reorganization, cessation of operation, or liquidation events, (iii) if any money judgement, writ or similar process filed against the Company for more than $150,000 remains unvacated, unbonded or unstayed for a period of twenty (20) days, (iv) the Company fails to maintain the listing of the common stock on at least one of the OTC markets or the equivalent replacement exchange, (v) the Company’s failure to maintain any material intellectual property rights, personal, real property or other assets that are necessary to conduct its business, (vi) the restatement of any financial statements filed with the U.S. Securities and Exchange Commission (“SEC”) for any period from two years prior to the notes issuance date and until the notes are no longer outstanding, if the restatement would have constituted a material adverse effect of the rights of the holders of the notes, (vii) the Company effectuates a reverse stock split of its common stock without twenty (20) days prior written notice to the notes’ holders, (viii) in the event that the Company replaces its transfer agent but fails to provide, prior to the effective date, a fully executed irrevocable transfer agent instructions signed by the successor transfer agent and the Company, (ix)  in the event that the Company depletes the share reserve and fails to increase the number of shares within three (3) business days, (x) if the Company fails to remain current in its filings with the SEC for more than 30 days after the filing deadline, (xi) after 12 months following the date the Company no longer deems itself a shell company as reflected in a ’34 Act filing, the Lenders are unable to convert the notes into free trading shares, and (xii) upon fundamental change of management.

The Company is currently not in default for any convertible notes issued.

Secured Convertible Debentures

On November 29, 2016, the Company entered into a securities purchase agreement with an accredited investor to place Convertible Debentures (the “Debentures”) with a one-year term in the aggregate principal amount of up to $4,000,000. The initial closing occurred on November 30, 2016 when the Company issued a Debenture for $1,500,000.  The second closing is scheduled for within three days of the date on which the Company registers for resale all of the shares of common stock into which the Debentures may be converted (the “Conversion Shares”). The Debentures bear interest at the rate of 5% per annum.  In addition, the Company must pay to an affiliate of the holder a fee equal to 5% of the amount of the Debenture at each closing.

The Debenture may be converted at any time on or prior to maturity at the lower of $4.00 or 93% of the average of the four lowest daily VWAP of the Company’s common stock during the ten consecutive trading days immediately preceding the conversion date, provided that as long as the Company is not in default under the Debenture, the conversion price may never be less than $2.00.  The Company may not convert any portion of the Debenture if such conversion would result in the holder beneficially owning more than 4.99% of the Company’s then issued common stock, provided that such limitation may be waived by the holder.

Any time after the six-month anniversary of the issuance of the Debenture, if the daily VWAP of the Company’s common stock is less than $2.00 for a period of twenty consecutive trading days (the “Triggering Date”) and only for so long as such conditions exist after a Triggering Date, the Company shall make monthly payments beginning on the last calendar day of the month when the Triggering Date occurred.  Each monthly payment shall be in an amount equal to the sum of (i) the principal amount outstanding as of the Triggering Date divided by the number of such monthly payments until maturity, (ii) a redemption premium of 20% in respect of such principal amount being paid (up to a maximum of $300,000 in redemption premium) and (iii) accrued and unpaid interest as of each payment date.  The Company may, no more than twice, obtain a thirty-day deferral of a monthly payment due as a result of a Triggering Date through the payment of a deferral fee in the amount equal to 10% of the total amount of such monthly payment.  Each deferral payment may be paid by the issuance of such number of shares as is equal to the applicable deferral payment divided by a price per share equal to 93% of the average of the four lowest daily VWAP of the Company’s common stock during the ten consecutive Trading Days immediately preceding the due date in respect of such monthly payment begin deferred, provided that such shares issued will be immediately freely tradable shares in the hands of the holder.

The Company also executed a Registration Rights Agreement pursuant to which it is required to file a registration statement for the resale of the shares of common stock into which the Debenture may be converted within 30 days of the initial closing. The Company is required to use its best efforts to cause such registration statement to be declared effective within 90 days of the initial closing.

The Company also entered into a Security Agreement to secure payment and performance of its obligations under the Debenture and related agreements pursuant to which the Company granted the investor a security interest in all of its assets.  The security interest granted pursuant to the Security Agreement terminates on (i) the effectiveness of the Registration Statement if the Company’s common stock closing price is greater than $2.00 for the twenty consecutive trading days prior to effectiveness or (ii) any time after the effectiveness of the registration statement that the Company’s common stock closing price is greater than $2.00 for the twenty consecutive trading days.

Upon issuance of the Debentures, the Company recognized a debt discount of approximately $297,000, resulting from the recognition of a beneficial conversion feature of $225,000 and a bifurcated embedded derivative of $72,000.  The beneficial conversion feature was recognized as the intrinsic value of the conversion option on issuance of the Debentures.  The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Statement of Operations. The Company estimated the fair value of the monthly payment provision, as of November 30, 2016, using probability analysis of the occurrence of a Triggering Date applied to the discounted maximum redemption premium for any given payment. The probability analysis utilized an expected volatility for the Company's common stock of 139% and a risk free rate of 0.80%. The maximum redemption was discounted at 22%, the calculated effective rate of the Debenture before measurement of the contingent put option. The fair value estimate is a Level 3 measurement.

Q BIOMED INC.
Notes to Financial Statements

Note 6 – Note Payable

On November 10, 2016, the Company issued a promissory note with a principal amount of $150,000 and issued 15,000 restricted shares of the Company’s common stock for cash proceeds of $150,000 (the “OID Note”).  The OID Note does not pay interest and matures on November 3, 2017.  The OID Note is not convertible.

The fair value of the 15,000 common stock issued with the OID Note of approximately $52,000 was recognized as a debt discount, which will be amortized to interest expense over the term of the OID Note.

Note 7 – Commitments and Contingencies

Advisory Agreements

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which the Company agreed to issue shares of common stock as services are received.   The Company expects to issue an aggregate of approximately 198,000 shares of common stock subsequent to November 30, 2016 through the end term of arrangements, June 2017.

License Agreement

Mannin

On October 29, 2015, the Company entered into a Patent and Technology License and Purchase Option Agreement (“Exclusive License”) with a vendor whereby the Company was granted a worldwide, exclusive, license on, and option to, acquire certain intellectual property (“Mannin IP”) which initially focused on developing a first-in-class eye drop treatment for glaucoma within the four-year term of the Exclusive License.  The technology platform may be expanded in scope beyond ophthalmological uses and may include cystic kidney disease and others.  Pursuant to the Executive License, the Company has an option to purchase the Mannin IP within the next four years upon: (i) investing a minimum of $4,000,000 into the development of the intellectual property and (ii) possibly issuing additional shares of the Company’s common stock based on meeting pre-determined valuation and market conditions. The purchase price for the IP is $30,000,000 less the amount of cash paid by the Company for development and the value of the common stock issued to the vendor.

During the year ended November 30, 2016, the Company incurred approximately $1.1 million in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License, of which an aggregate of $654,000 was already paid as of November 30, 2016.  Through November 30, 2016, the Company has funded an aggregate of $704,000 to Mannin under the Exclusive License.

In the event that: (i) the Company does not exercise the option to purchase the Mannin IP; (ii) the Company fails to invest the $4,000,000 within four years from the date of the Exclusive License; or (iii) the Company fails to make a diligent, good faith and commercially reasonable effort to progress the Mannin IP, all Mannin IP shall revert to the vendor and the Company will be granted the right to collect twice the monies invested through that date of reversion by way of a royalty along with other consideration which may be perpetual.

Bio-Nucleonics

On September 6, 2016, the Company entered into the Patent and Technology License and Purchase Option Agreement (the “BNI Exclusive License”). with Bio-Nucleonics Inc. (“BNI”) whereby the Company was granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the BNI Exclusive License.

In exchange for the consideration, the Company agreed to, upon reaching various milestones, issue to BNI an aggregate of 110,000 shares of common stock that are subject to restriction from trading until commercialization of the product (approximately 12 months) and subsequent leak-out conditions, and provide funding to BNI for an aggregate of $850,000 in cash, of which the Company had paid $20,000 as of November 30, 2016.  Once the Company has funded up to $850,000 in cash, the Company may exercise its option to acquire the BNI IP at no additional charge.  In September 2016, the Company issued 50,000 shares of common stock, with a fair value of $160,500, to BNI pursuant to the BNI Exclusive License.

The Company is not obligated to provide further funding to BNI until BNI satisfies all of its pre-existing obligations totaling $163,500.  To this end, the Company had provided an aggregate of approximately $38,000 through November 30, 2016 to BNI to help settle its obligations, which the Company recognized as research and development expenses in the accompanying Statements of Operations.

In the event that: (i) the Company does not exercise the option to purchase the BNI IP; (ii) the Company fails to make the aggregate cash payment within three years from the date of the Exclusive License; or (iii) the Company fails to make a diligent, good faith and commercially reasonable effort to progress the BNI IP, all BNI IP shall revert to BNI and the Company shall be granted the right to collect twice the monies invested through that date of reversion by way of a royalty along with other consideration which may be perpetual.

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

Finder’s Agreement

In October 2016, the Company entered into two agreements to engage two financial advisors to assist the Company in its search for potential investors, vendors or partners to engage in a license, merger, joint venture or other business arrangement. As a compensation for their efforts, the Company agreed to pay the financial advisors a fee equal to 7% and 8% in cash, and to pay one of the financial advisors an additional fee equal to 7% in warrants of all consideration received by the Company.  The Company has not incurred any finders’ fees pursuant to the agreements to-date.

Note 8 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were approximately $300,000 and $58,000 for the year ended November 30, 2016 and 2015, respectively, and were included within general and administrative expenses in the accompanying Statements of Operations.

Q BIOMED INC.
Notes to Financial Statements

Note 9 - Stockholders’ Equity (Deficit)

As of November 30, 2016, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Issued for services

2015 activity

During the year ended November 30, 2015, the Company issued an aggregate of 831,000 shares of the Company’s common stock to three vendors, valued at approximately $569,000 based on the estimated fair market value of the stock on the date of grant, of which $548,000 was recognized within research and development expenses and approximately $21,000 was recognized within general and administrative expenses in the accompanying Statements of Operations.

Also in September 2015, the Company issued a warrant to purchase an aggregate of 100,000 shares of common stock with an exercise price of $2.18 per share to a vendor in exchange for services performed. The warrant has a five-year term, may be exercised on a cashless basis and vests in increments of 25,000 shares per 90-day period following the grant date.

In addition, the Company issued an aggregate of 3,375,000 shares of the Company’s common stock to related parties in connection with the aforementioned agreements in Note 6, valued at approximately $27,000 based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Statement of Operations.

2016 activity

During the year ended November 30, 2016, the Company issued an aggregate of 341,543 shares of common stock, valued at approximately $1.6 million, and five-year warrants to purchase 175,000 shares of common stock at exercise prices ranging from of $1.45 to $3.00 per share for advisory services. The warrants vest 25% per quarter over the next year and were valued at $377,500 using inputs described in Note 9.  The Company recognized the value of the warrants over the vesting period.

In addition, the Company issued fully-vested five-year warrants to a stockholder, a director and general counsel of the Company to purchase an aggregate of 375,000 shares of common stock at strike prices ranging from $1.45 to $4.15 per share.  The warrants were valued at $957,500 using inputs described in Note 9.  The warrants were issued for services and settlement of a $30,000 in accounts payable.

In July 2016, the Company issued five-year warrants to purchase an aggregate of 300,000 shares of the Company’s common stock at $1.45 to two members of the Company’s Board of Director for their compensation for their board services. The warrants vest 25% per quarter starting on grant date and were valued at $390,000 using inputs described in Note 9.  The Company recognized the value of the warrants over the vesting period.

The Company recognized general and administrative expenses of approximately $4.1 million, as a result of these transactions during the year ended November 30, 2016.

The estimated unrecognized stock-based compensation associated with these agreements is approximately $399,000 and will be recognized over the next 0.2 year.

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

The subscription agreement requires the Company to issue the May Private Placement investor additional common shares if the Company were to issue common stock or issue securities convertible or exercisable into shares of common stock at a price below $2.50 per share within 90 days from the closing of the May Private Placement.  The additional shares are calculated as the difference between the common stock that would have been issued in the May Private Placement using the new price per unit less shares of common stock already issued pursuant to the May Private Placement.

In August 2016, the Company consummated another private placement, for gross proceeds of approximately $10,000 by selling 6,500 units at a purchase price of $1.55 per unit.  As a result, the Company issued the May Private Placement investor an additional 12,258 shares of common stock according to the agreement.

In September 2016, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain investors in connection with the Company’s private placement (“September Private Placement”), generating gross proceeds of $112,500 by selling 37,498 units (each, “Unit B”) at a price per Unit B of $3.00, with each Unit B consisting of one share of common stock and a two-year warrant to purchase one share of the Company’s common stock at an exercise price of $5.00 per share.

In November 2016, the Company entered into additional Subscription Agreements with certain investors, generating gross proceeds of $65,000 by selling 26,000 units (each, “Unit C”) at a price per Unit C of $2.50, with each Unit C consisting of one share of common stock and a two-year warrant to purchase one share of the Company’s common stock at an exercise price of $4.00 per share.

The Subscription Agreement requires the Company to issue the investor additional units if the Company were to issue common stock or issue securities convertible or exercisable into shares of common stock at a price below a specified price per share within 90 days from the closing of the private placement.  The additional units are calculated as the difference between the common stock that would have been issued using the new price per unit less shares of common stock already issued pursuant to the private placement.

Pursuant to the Subscription Agreement, the Company issued an additional of 7,502 units to the September Private Placement investors or no additional consideration.  In addition, the Company also modified the exercise price of the warrants issued in the Unit B to $4.00 per share, which in effect, made the Unit B equivalent to Unit C (together as “Private Placement Unit”).  The Company recorded approximately $41,000 as loss in connection with the issuance of additional units and modification of the warrants in the accompanying Statements of Operations, resulted from the value of the additional shares issued of approximately $23,000 and the change in warrant liability of approximately $19,000.

Q BIOMED INC.
Notes to Financial Statements

Note 10 - Warrants

Freestanding warrants are classified and measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging: Contracts in Own Equity. Under this guidance, the warrants issued as part of the Private Placement Units were classified as liabilities because the exercise price may be adjusted downward, in certain circumstances, for a ninety-day period following their initial issuance.  The warrants will cease being liability classified at the conclusion of the ninetieth day from issuance.  Warrant liabilities are measured at fair value, with changes in fair value recognized each reporting period in the Statement of Operations. All other warrants are equity classified.

The following represents a summary of all outstanding warrants to purchase the Company’s common stock at November 30, 2016 and changes during the period then ended:

				Weighted Average
		Weighted Average		Remaining Contractual
	Warrants	Exercise Price	Intrinsic Value	Life (years)
Outstanding at November 30, 2015	100,000	$2.18	$1.37	4.80
Issued	984,998	2.67	1.05	3.97
Expired	(37,498)	5.00	-	-
Outstanding at November 30, 2016	1,047,500	$2.54	$1.11	4.10
Exercisable at November 30, 2016	797,500	$2.83	$0.88	3.95

Fair value of all outstanding warrants was calculated with the following key inputs:

For the year ended November 30, 2016
Stock price	$1.60 - $4.15
Term (years)	2 - 5
Volatility	101.13% - 138.69%
Risk-free rate	0.76% - 1.83%
Dividend yield	0.00%

The warrant liability is a Level 3 fair value measurement, recognized on a recurring basis. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for liabilities within the Level 3 category may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., probabilities of the occurrence of an early termination event).

Fair value of warrant liability at November 30, 2015	$-
Issuance of new warrant liability	156,895
Change in fair value of warrant liability	(7,587)
Modification of warrant liability	18,762
Fair value of warrant liability at November 30, 2016	$168,070

Q BIOMED INC.
Notes to Financial Statements

Note 11 - Income Taxes

At November 30, 2016, the Company has a net operating loss (“NOL”) carryforward for Federal and state income tax purposes totaling approximately $2.3 million available to reduce future taxable income which, if not utilized, will begin to expire in the year 2033. The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of November 30, 2016. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of November 30, 2016 and 2015. The valuation allowance increased by approximately $2.48 million and $369,000 for the fiscal years ended November 30, 2016 and 2015.

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	As of November 30,
	2016	2015
Deferred tax assets:
Net-operating loss carryforward	$885,120	$66,000
Stock-based compensation	1,685,262	87,000
License agreement	293,433	231,000
Total Deferred Tax Assets	2,863,815	384,000
Valuation allowance	(2,863,815)	(384,000)
Deferred Tax Asset, Net of Allowance	$-	$-

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	For the year ended November 30,
	2016	2015
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%
State and Local Taxes, Net of Federal Tax Benefit	(4.7)%	(4.7)%
Loss on conversion of debt	0.5%	0.0%
Gain/ loss on extinguishment of convertible note	(0.7)%	0.0%
Change in fair value of embedded conversion option and related accretion of interest expense	1.6%	4.0%
Change in fair value of warrant liability	0.0%	0.0%
Loss on modification of Private Placement Units	0.2%	0.0%
Loss on issuance of convertible debt	2.6%	0.0%
Other	0.0%	0.7%
Change in Valuation Allowance	34.5%	34.0%

Income Taxes Provision (Benefit)	0.0%	0.0%

The Company's major tax jurisdictions are the United States and New York. All of the Company's tax years will remain open starting 2013 for examination by the Federal and state tax authorities from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

Q BIOMED INC.
Notes to Financial Statements
Note 12 - Subsequent Events

Issuance of shares for services

In December 2016, the Company issued an aggregate of 22,000 shares of the Company common stock to two vendors for advisory services.

Conversion of debt

Subsequent to November 30, 2016, upon the lender’s request, the Company converted an aggregate of $25,000 and $576,383 in Series B and Series C Notes outstanding principal into an aggregate of 12,928 and 407,484 shares of the Company’s common stock, respectively.

Exercise of warrant

In January 2017, the Company issued 20,000 shares of the Company’s common stock upon receiving the notice to exercise warrant at an exercise price of $3.50 included in Unit A sold in the May Private Placement, for an aggregate purchase price of $70,000.

Formation of Cayman Islands Subsidiary

On December 7, 2016, the Company formed its wholly-owned subsidiary in Cayman Islands, “Q BioMed Cayman SEZC”.