Form 10-Q/A
period 2017-03-31
Q BioMed Inc.
filed 2017-03-31
CIK 1596062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	9,084,253 shares
(Class)	(Outstanding as at October 14, 2016)

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended August 31, 2016 (the “Original Filing”) that was filed with the Securities and Exchange Commission on October 17, 2016, solely for the purposes of (i) amending the section entitled “Exhibits” included in Part II - Item 6 of the Original Filing, (ii) to re-file Exhibit 10.1 (“Exhibit 10.1”) to the Original Filing in response to comments we received from the Securities and Exchange Commission (the “SEC”) on a confidential treatment request we had made for certain portions of Exhibit 10.1 and (iii) to re-file Exhibit 10.2 (“Exhibit 10.2”) to the Original Filing in response to comments we received from the SEC on a confidential treatment request we had made for certain portions of Exhibit 10.2. Exhibit 10.1 and Exhibit 10.2, each as re-filed, include certain portions that had previously been redacted pursuant to our request for confidential treatment. Nothing in the Original Filing is being amended other than as described above.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment should be read in conjunction with the Original Filing and our other filings with the SEC. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing with the SEC on October 17, 2016, and we have not attempted in this Amendment to modify or update other disclosures as presented in the Original Filing.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

10.1	Patent and Technology License and Purchase Option Agreement, dated May 30, 2016, with Bio-Nucleonics Inc.*

10.2	First Amendment to Patent and Technology License and Purchase Option Agreement, dated September 6, 2016, with Bio-Nucleonics Inc.*

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document **
(SCH) XBRL Taxonomy Extension Schema Document **
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document **
(DEF) XBRL Taxonomy Extension Definition Linkbase Document **
(LAB) XBRL Taxonomy Extension Label Linkbase Document **
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document **

*	Confidential treatment has been requested with respect to certain portions of this exhibit.
**	Previously filed in the Original Filing

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q BIOMED INC.
(Registrant)

Signature	Title	Date

/s/ Denis Corin	President, Chief Executive Officer, Acting Principal Accounting Officer,	March 31, 2017
Denis Corin	Principal Financial Officer