Form 10-Q
period 2017-02-28
Q BioMed Inc.
filed 2017-04-14
CIK 1596062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2017

or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth ompany.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	9,999,763 shares
(Class)	(Outstanding as at April 13, 2017)

Q BIOMED INC.
Quarterly Report

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	February 28, 2017	November 30, 2016
ASSETS
Current assets:
Cash	$313,281	$1,468,724
Prepaid expenses	4,500	-
Total current assets	317,781	1,468,724
Total Assets	$317,781	$1,468,724

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$529,393	$497,936
Accrued expenses - related party	7,500	70,502
Accrued interest payable	39,319	48,813
Convertible notes payable (See Note 5)	1,438,970	2,394,849
Note payable	111,506	100,152
Warrant liability	-	168,070
Total current liabilities	2,126,688	3,280,322

Long-term liabilities:
Convertible notes payable (See Note 5)	79,144	231,517
Total long term liabilities	79,144	231,517
Total Liabilities	2,205,832	3,511,839

Commitments and Contingencies (Note 6)

Stockholders' Equity Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of February 28, 2017 and November 30, 2016	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 9,693,972 and 9,231,560 shares issued and outstanding as of February 28, 2017 and November 30, 2016, respectively	9,694	9,231
Additional paid-in capital	9,940,682	6,249,357
Accumulated deficit	(11,838,427)	(8,301,703)
Total Stockholders' Equity Deficit	(1,888,051)	(2,043,115)
Total Liabilities and Stockholders' Equity Deficit	$317,781	$1,468,724

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.
Condensed Consolidated Statements of Operation
(Unaudited)

	For the three months ended
	February 28, 2017	February 29, 2016
Operating expenses:
General and administrative expenses	$1,407,570	$1,781,135
Research and development expenses	584,938	150,000
Total operating expenses	1,992,508	1,931,135

Other income (expense):
Interest expense	(216,507)	(86,843)
Interest income	92	-
Loss on conversion of debt	(362,931)	(60,178)
Loss on issuance of convertible notes	-	(364,000)
Change in fair value of embedded conversion option	(905,000)	128,000
Change in fair value of warrant liability	(59,870)	-
Total other expenses	(1,544,216)	(383,021)

Net loss	$(3,536,724)	$(2,314,156)

Net loss per share - basic and diluted	$(0.37)	$(0.27)

Weighted average shares outstanding, basic and diluted	9,472,250	8,665,290

The accompanying notes are an integral part of these condensed consolidated financial statements 3

Q BIOMED INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the three months ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net loss	$(3,536,724)	$(2,314,156)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock and warrants for services	803,017	836,488
Issuance of warrants for services to related parties	-	765,000
Change in fair value of embedded conversion option	905,000	(128,000)
Change in fair value of warrant liability	59,870	-
Accretion of debt discount	181,336	75,084
Loss on conversion of debt	362,931	60,178
Loss on issuance of convertible debt	-	364,000
Changes in operating assets and liabilities:
Prepaid expenses	(4,500)	-
Accounts payable and accrued expenses	31,457	(15,827)
Accrued expenses - related party	(63,002)	-
Accrued interest payable	35,172	11,758
Net cash used in operating activities	(1,225,443)	(345,475)

Cash flows from financing activities:
Proceeds received from issuance of convertible notes	-	455,000
Proceeds received from exercise of warrants	70,000	-
Net cash provided by financing activities	70,000	455,000

Net (decrease) increase in cash	(1,155,443)	109,525

Cash at beginning of period	1,468,724	131,408
Cash at end of period	$313,281	$240,933

Non-cash financing activities:
Issuance of common stock upon conversion of convertible notes payable	$2,227,900	$121,193
Issuance of warrants to settle accounts payable to related party	$-	$30,000
Reclassification of warrant liability to equity	$227,940	$-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

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

On December 7, 2016, the Company formed its wholly-owned subsidiary in Cayman Islands, “Q BioMed Cayman SEZC”. The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Basis of Presentation

The accompanying interim period unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The Condensed Consolidated Balance Sheet as of February 28, 2017, the Condensed Consolidated Statements of Operations for the three months ended February 28, 2017 and February 29, 2016, and the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2017 and February 29, 2016, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The Condensed Consolidated Balance Sheet at November 30, 2016 has been derived from audited financial statements included in the Company's Form 10-K, most recently filed with the SEC on February 28, 2017. The results for the three months ended February 28, 2017 and February 29, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other period.

The accompanying interim period unaudited condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K.

The Company currently operates in one business segment focusing on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer, who comprehensively manages the entire business. The Company does not currently operate any separate lines of business.

Going Concern

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company is pre-revenue, had approximately $313,000 in cash and a working capital deficit of approximately $1.8 million as of February 28, 2017.  The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it generates adequate cash flows from operations to fund its operating costs and obligations. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company depends upon its ability, and will continue to attempt, to secure equity and/or debt financing.  The Company might not be successful, and without sufficient financing it would be unlikely for the Company to continue as a going concern. The Company cannot be certain that additional funding will be available on acceptable terms, or at all.    Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended November 30, 2016 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Fair value of financial instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2017 and November 30, 2016.  The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

As of February 28, 2017, the estimated aggregate fair value of all outstanding convertible notes payable is approximately $2.6 million. The fair value estimate is based on the estimated option value of the conversion terms, since the strike price of each note series is in-the-money at February 28, 2017. The estimated fair value represents a Level 3 measurement.

Recent accounting pronouncements

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Update may be adopted early. The Company adopted the provisions of ASC 2017-01 effective December 1, 2016. Adoption did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

Potentially dilutive securities	February 28, 2017	February 29, 2016
Warrants (Note 10)	1,027,500	450,000
Convertible debt (Note 5)	616,145	323,482

Note 5 – Convertible Notes

	February 28, 2017	November 30, 2016
Series A Notes:
Principal value of 10%, convertible at $2.38 and $2.00 at February 28, 2017 and November 30, 2016, respectively.	$12,500	$12,500
Fair value of bifurcated embedded conversion option of Series A Notes	11,000	12,000
Debt discount	(928)	(2,194)
Carrying value of Series A Notes	22,572	22,306

Series B Notes:
Principal value of 10%, convertible at $2.38 and $2.00 at February 28, 2017 and November 30, 2016, respectively.	30,000	55,000
Fair value of bifurcated embedded conversion option of Series B Notes	26,000	55,000
Debt discount	(5,586)	(19,229)
Carrying value of Series B Notes	50,414	90,771

Series C Notes:
Principal value of 10%, convertible at $1.55 at November 30, 2016.	-	576,383
Fair value of bifurcated embedded conversion option of Series C Notes	-	838,000
Debt discount	-	(250,969)
Carrying value of Series C Notes	-	1,163,414

Series D Notes:
Principal value of 10%, convertible at $1.85 at February 28, 2017 and November 30, 2016, respectively.	160,000	160,000
Debt discount	(112,871)	(140,961)
Carrying value of Series D Notes	47,129	19,039

Series E Notes:
Principal value of 10%, convertible at $2.50 at February 28, 2017 and November 30, 2016.	180,000	180,000
Debt discount	(100,856)	(124,164)
Carrying value of Series E Notes	79,144	55,836

Secured Convertible Debenture:
Principal value of 5%, convertible at $3.41 and $2.98 at February 28, 2017 and November 30, 2016, respectively.	1,500,000	1,500,000
Fair value of bifurcated contingent put option of Secured Convertible Debenture	50,000	72,000
Debt discount	(231,145)	(297,000)
Carrying value of Secured Convertible Debenture Note	1,318,855	1,275,000
Total short-term carrying value of convertible notes	$1,438,970	$2,394,849
Total long-term carrying value of convertible notes	$79,144	$231,517

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

At the amendment date, the conversion price of the amended Series D Notes was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion price on the amendment date, resulting in a discount to the amended Series D Notes of $160,000 with a corresponding credit to additional paid-in capital. The resulting debt discount is presented net of the related convertible note balance in the accompanying Condensed Consolidated Balance Sheets and is amortized to interest expense over the note’s term.

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

At the issuance date, the conversion price of the Series E Notes was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion price on the amendment date, resulting in a discount to the Series E Notes of approximately $141,000 with a corresponding credit to additional paid-in capital. The resulting debt discount is presented net of the related convertible note balance in the accompanying Condensed Consolidated Balance Sheets and is amortized to interest expense over the note’s term.

Embedded Conversion Options

The embedded conversion feature is separately measured at fair value, with changes in fair value recognized in current operations.  Management used a binomial valuation model, with fourteen steps of the binomial tree, to estimate the fair value of the embedded conversion option at issuance of the Series A, B, and C Notes with the following key inputs:

Embedded derivatives at inception and upon conversion
	For the three months ended
	February 28, 2017	February 29, 2016
Stock price	$5.45 - $7.05	$3.55 - $4.24
Terms (years)	0.12 - 0.85	1.0 - 1.5
Volatility	159.65% - 157.35%	112.57% - 148.63%
Risk-free rate	0.53% - 0.62%	1.00%
Dividend yield	0.00%	0.00%

Embedded derivatives at period end
	February 28, 2017	November 30, 2016
Stock price	$4.15	$3.43
Term (years)	0.18 - 0.28	0.25 - 1.05
Volatility	146.26%	156.74% - 163.49%
Risk-free rate	0.53%	0.48% - 0.80%
Dividend yield	0.00%	0.00%

During the three months ended February 28, 2017 and February 29, 2016, the Company recognized interest expense of approximately $181,000 and $75,000, respectively, resulting from amortization of the debt discount for Series A, B, and C Notes.

As of February 28, 2017, the embedded conversion options have an aggregate fair value of $87,000 and are presented on a combined basis with the related loan host in the Company’s Condensed Consolidated Balance Sheets.  The table below presents changes in fair value for the embedded conversion options, which is a Level 3 fair value measurement:

Rollforward of Level 3 Fair Value Measurement for the Three Months Ended February 28, 2017

Balance at November 30, 2016	Issuance	Net unrealized gain/(loss)	Conversion	Balance at February 28, 2017
$977,000	-	905,000	(1,795,000)	$87,000

Conversions of debt

The following conversions of the convertible notes occurred during the three months ended February 28, 2017:

	Principal	Shares
Series B conversions	25,000	12,928
Series C conversions	576,383	407,484
Total	$601,383	420,412

As the embedded conversion option in each note series had been separately measured at fair value, the conversion of each note was recognized as an extinguishment of debt.  The Company recognized a loss on conversion of debt of approximately $363,000 as the difference between the fair value of common stock issued to the holders of approximately $2.6 million and the aggregate net carrying value of the convertible notes, including the bifurcated conversion options, of approximately $2.2 million.

Events of default

The Company will be in default of the Series A, B, C, D and E Notes, and all amounts outstanding will become immediately due and payable upon: (i) maturity, (ii) any bankruptcy, insolvency, reorganization, cessation of operation, or liquidation events, (iii) if any money judgement, writ or similar process filed against the Company for more than $150,000 remains unvacated, unbonded or unstayed for a period of twenty (20) days, (iv) the Company fails to maintain the listing of the common stock on at least one of the OTC markets or the equivalent replacement exchange, (v) the Company’s failure to maintain any material intellectual property rights, personal, real property or other assets that are necessary to conduct its business, (vi) the restatement of any financial statements filed with the U.S. Securities and Exchange Commission (“SEC”) for any period from two years prior to the notes issuance date and until the notes are no longer outstanding, if the restatement would have constituted a material adverse effect of the rights of the holders of the notes, (vii) the Company effectuates a reverse stock split of its common stock without twenty (20) days prior written notice to the notes’ holders, (viii) in the event that the Company replaces its transfer agent but fails to provide, prior to the effective date, a fully executed irrevocable transfer agent instructions signed by the successor transfer agent and the Company, (ix)  in the event that the Company depletes the share reserve and fails to increase the number of shares within three (3) business days, (x) if the Company fails to remain current in its filings with the SEC for more than 30 days after the filing deadline, (xi) after 12 months following the date the Company no longer deems itself a shell company as reflected in a ’34 Act filing, the Lenders are unable to convert the notes into free trading shares, and (xii) upon fundamental change of management.

The Company is currently not in default for any convertible notes issued.

Secured Convertible Debentures

On November 29, 2016, the Company entered into a securities purchase agreement with an accredited investor to place Convertible Debentures (the “Debentures”), which was later amended on March 7, 2017, with a one-year term in the aggregate principal amount of up to $4,000,000. The initial closing occurred on November 30, 2016 when the Company issued a Debenture for $1,500,000.  The second closing of $1 million was  on March 10, 2017, when the registration statement to register for resale all of the shares of common stock into which the Debentures may be converted (the “Conversion Shares”) was filed with the SEC.  The remaining balance of $1.5 million was received on April 6, 2017, the date the registration statement was declared effective by the SEC.  The Debentures bear interest at the rate of 5% per annum.  In addition, the Company must pay to an affiliate of the holder a fee equal to 5% of the amount of the Debenture at each closing.

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

Upon issuance of the Debentures, the Company recognized a debt discount of approximately $297,000, resulting from the recognition of a beneficial conversion feature of $225,000 and a bifurcated embedded derivative of $72,000.  The beneficial conversion feature was recognized as the intrinsic value of the conversion option on issuance of the Debentures.  The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value of $22,000 recognized in the Condensed Consolidated Statement of Operations during the three months ended February 28, 2017. The Company estimated the fair value of the monthly payment provision, as of November 30, 2016, using probability analysis of the occurrence of a Triggering Date applied to the discounted maximum redemption premium for any given payment. The probability analysis utilized an expected volatility for the Company's common stock range of 140.13% - 146.26% and a risk free rate of range of 0.53% to 0.88%. The maximum redemption was discounted at 20%, the calculated effective rate of the Debenture before measurement of the contingent put option. The fair value estimate is a Level 3 measurement.

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

Note 7 – Commitments and Contingencies

Advisory Agreements

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which the Company agreed to issue shares of common stock as services are received.   The Company expects to issue an aggregate of approximately 84,000 shares of common stock subsequent to February 28, 2017 through the end term of arrangements, March 2018.

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

During the three months ended February 28, 2017, the Company incurred approximately $421,000 in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.  Through February 28, 2017, the Company has funded an aggregate of $1.1 million to Mannin under the Exclusive License.

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

Bio-Nucleonics

On September 6, 2016, the Company entered into the Patent and Technology License and Purchase Option Agreement (the “BNI Exclusive License”) with Bio-Nucleonics Inc. (“BNI”) whereby the Company was granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the BNI Exclusive License.

In exchange for the consideration, the Company agreed to, upon reaching various milestones, issue to BNI an aggregate of 110,000 shares of common stock that are subject to restriction from trading until commercialization of the product (approximately 12 months) and subsequent leak-out conditions, and provide funding to BNI for an aggregate of $850,000 in cash, of which the Company had paid approximately $155,000 as of February 28, 2017.  Once the Company has funded up to $850,000 in cash, the Company may exercise its option to acquire the BNI IP at no additional charge.  In September 2016, the Company issued 50,000 shares of common stock, with a fair value of $160,500, to BNI pursuant to the BNI Exclusive License.

The Company is not obligated to provide further funding to BNI until BNI satisfies all of its pre-existing obligations totaling $163,500.  To this end, the Company had provided an aggregate of approximately $59,000 through February 28, 2017 to BNI to help settle its obligations, which the Company recognized as research and development expenses in the accompanying Statements of Operations.

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

Note 8 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were approximately $105,000 and $25,000 for the three months ended February 28, 2017 and February 29, 2016, respectively, and were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Note 9 - Stockholders’ Equity Deficit

As of February 28, 2017, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Issuance of shares for services

In December 2016, the Company issued an aggregate of 22,000 shares of the Company common stock to two vendors for investor relation and introductory services, valued at approximately $131,000 based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three months ended February 28, 2017.

In addition, as of February 28, 2017, the Company recognized general and administrative expenses of approximately $672,000 as a result of the outstanding warrants issued to consultants during the year ended November 30, 2016 as disclosed in the Company’s Annual Form 10-K, filed with the SEC on February 28, 2017.

The estimated unrecognized stock-based compensation associated with these agreements is approximately $109,000 and will be recognized over the next 0.1 year.

Note 10 - Warrants

The warrants issued as part of the Private Placement Units were initially classified as liabilities because the exercise price may be adjusted downward, in certain circumstances, for a ninety-day period following their initial issuance.   Warrant liabilities are measured at fair value, with changes in fair value recognized each reporting period in the Statement of Operations. The warrants ceased being liability classified at the conclusion of the ninetieth day from issuance.  As a result, an aggregate of approximately $228,000 in warrant liability was reclassified to equity during the three months ended February 28, 2017.  All other warrants are equity classified.

The following represents a summary of all outstanding warrants to purchase the Company’s common stock at February 28, 2017 and changes during the period then ended:

				Weighted Average
		Weighted Average	Intrinsic	Remaining Contractual
	Warrants	Exercise Price	Value	Life (years)
Outstanding at November 30, 2016	1,047,500	$2.54	$1.11	4.10
Issued	-	-	-	-
Exercised	(20,000)	3.50	-	-
Outstanding at February 28, 2017	1,027,500	$2.52	$1.63	3.90
Exercisable at February 28, 2017	915,000	$2.65	$1.50	3.84

In January 2017, the Company issued 20,000 shares of the Company’s common stock upon receiving the notice to exercise the warrants at an exercise price of $3.50 included in Unit A sold in the May Private Placement, for an aggregate purchase price of $70,000.

Fair value of all outstanding warrants was calculated with the following key inputs:

For the three months ended February 28, 2017
Stock price	$4.15 - $7.87
Term (years)	1.75 - 4.5
Volatility	137.77% - 140.64%
Risk-free rate	1.17% - 1.27%
Dividend yield	0.00%

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

Fair value of warrant liability at November 30, 2016	$168,070
Issuance of new warrant liability	-
Change in fair value of warrant liability	59,870
Reclassification of warrant liability to equity	(227,940)
Fair value of warrant liability at February 28, 2017	$-

Note 11 – Subsequent Events

Issuance of shares for services

In March 2017, the Company issued an aggregate of 45,111 shares of the Company common stock to two vendors for investor relations services.

Conversion of debt

Subsequent to February 28, 2017, upon the lender’s request, the Company converted an aggregate of $12,500, $30,000, $160,000, $150,000 and $250,000 in Series A, B, D, E and Debenture Notes outstanding principal and all unpaid interest into an aggregate of 5,936, 15,067, 91,782, 63,255 and 84,640 shares of the Company’s common stock, respectively.

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

On December 7, 2016, the Company formed its wholly-owned subsidiary in Cayman Islands, “Q BioMed Cayman SEZC”.

Recent Developments

Acquisition of License Right

On September 6, 2016, we announced the closing of a definitive agreement to exclusively license worldwide and ultimately acquire all the assets from a private company related to an FDA approved generic drug for the treatment of pain associated with metastatic bone cancer, Generic Strontium Chloride Sr-89 Injection USP (“SR89”).

This licensed radiopharmaceutical agent is indicated for the treatment of pain associated with metastatic bone cancer. SR89 provides long lasting relief for patients suffering from bone pain due to metastatic cancer, typically caused by advanced-stage breast, prostate or lung cancer. The drug is preferentially absorbed in bone metastases. It has been proven to provide a long-term effect resulting in non-narcotic cancer pain relief and enhanced quality of life.

We have focused on the material procurement and manufacturing process as well as preparing the marketing plan and distribution strategy. This drug is expected to be commercially available in mid 2017, ahead of the 12 month expectation we gave when we closed the transaction.

We intend to make this drug as widely available as possible and to ensure that the drug will be priced competitively. In light of the current opiate overuse and abuse crisis, we are pleased to be offering this non-narcotic cancer pain palliation drug to patients suffering from this debilitating condition.

There are approximately 300,000 new cases of bone metastases in patients with breast and lung cancer per year in the U.S. alone.  Approximately 80% of patients using SR89 have reported experiencing a substantial decrease in pain, an increase in physical activity and a reduction in the need for opiate analgesics. In the body, strontium acts similarly to calcium and is preferentially taken up in osteoblastic tissue while the unabsorbed isotope is excreted in the urine the first 2 to 3 days following injection, clearing rapidly from the blood and selectively localizing in bone mineral. Uptake of strontium by bone occurs preferentially in sites of active osteogenesis; thus primary bone tumors and areas of metastatic involvement (blastic lesions) can accumulate significantly greater concentrations of strontium than surrounding normal bone.

Generic Strontium Chloride Sr-89 Injection USP can be used in combination with (and reduce the dosage of) opiate based drugs like Oxycotin®, Morphine, Percocet® or replace them entirely.  It can also be used in combination with cancer therapeutic drugs. Clinical studies have demonstrated that the combination of alternating weekly chemohormonal therapies with SR-89 demonstrated a prolonged progression-free and overall survival with acceptable toxicity.

We believe there is an opportunity to invest additional resources into the program to grow the revenue potential significantly.

Mannin License Update

Additionally, Mannin Research Inc. (“Mannin”), our technology partner company focused on drug candidate MAN-01 for treatment of Primary Open Angle Glaucoma (POAG), has initiated pre-clinical lead candidate optimization of a small molecule for topical application. Lead candidate selection is progressing on-time and on-budget. The topical application in the form of an easy to administer eye drop is a key differentiator for Mannin and aims to solve the compliance problems and invasive procedures currently available to patients suffering from glaucoma.

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

In February 2017, Mannin was accepted into Johnson & Johnson Innovation, JLABS @ Toronto. JLABS @ Toronto is a 40,000 square-foot life science innovation center. The labs provide a flexible environment for start-up companies pursuing new technologies and research platforms to advance medical care. Through a “no strings attached” model, Johnson & Johnson Innovation does not take an equity stake in the companies occupying JLABS @ Toronto and the companies are free to develop products – either on their own, or by initiating a separate external partnership with Johnson & Johnson Innovation or any other company.

Mannin will utilize JLABS @ Toronto as complementary lab space to conduct commercial research and development as it relates to its MAN-01 program for Glaucoma and to the greater Tie2 platform technology. As a resident, Mannin will have access to the development and commercialization expertise provided by JLABS @ Toronto.

We are pleased with the progress Mannin research teams have achieved over the past several months.

We continue conducting due diligence on several potential assets that we feel will potentially deliver significant value to our pipeline and ultimately benefit the patients we aim to treat.

Financial Overview

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Other than as set out in Note 3 to our accompanying unaudited condensed consolidated financial statements we believe there have been no significant changes in our critical accounting policies as described in the Form 10-K.

Unaudited Results of Operations for the three months ended February 28, 2017 and February 29, 2016:

	For the three months ended
	February 28, 2017	February 29, 2016
Operating expenses:
General and administrative expenses	$1,407,570	$1,781,135
Research and development expenses	584,938	150,000
Total operating expenses	1,992,508	1,931,135

Other income (expense):
Interest expense	(216,507)	(86,843)
Interest income	92	-
Loss on conversion of debt	(362,931)	(60,178)
Loss on issuance of convertible notes	-	(364,000)
Change in fair value of embedded conversion option	(905,000)	128,000
Change in fair value of warrant liability	(59,870)	-
Total other expenses	(1,544,216)	(383,021)

Net loss	$(3,536,724)	$(2,314,156)

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in operating expenses was mainly due to more professional fees incurred in connection with the license agreements with Mannin and BNI as well as the issuance and conversion of convertible notes.

Other income (expenses)

During the three months ended February 28, 2017, other expenses included approximately $217,000 in interest expense, $905,000 for the change in fair value of embedded conversion options, approximately $60,000 for the change in fair value of warrant liability, and approximately $363,000 in loss on the conversion of debt.

During the three months ended February 29, 2016, other expenses included approximately $87,000 in interest expense, a gain of $128,000 for the change in fair value of embedded conversion options, approximately $60,000 in loss on the conversion of debt and $364,000 in loss on the issuance of convertible notes.

The increase in other expenses were mainly due to the change in fair value of embedded conversion option.

Net loss

In the three months ended February 28, 2017 and February 29, 2016, we incurred net losses of approximately $3.5 million and $2.3 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We had approximately $313,000 in cash and a working capital deficit of approximately $1.8 million as of February 28, 2017.  Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund its operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

We depend upon our ability, and will continue to attempt, to secure equity and/or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all.  Our management has determined that there is substantial doubt about our ability to continue as a going concern within one year after the condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the three months ended
	February 28, 2017	February 29, 2016

Net cash (used in) provided by:
Operating activities	$(1,225,443)	$(345,475)
Financing activities	70,000	455,000
Net (decrease) increase in cash	$(1,155,443)	$109,525

Net cash used in operating activities was approximately $1.2 million for the three months ended February 28, 2017 as compared to approximately $345,000 for the three months ended February 29, 2016.  The net cash used in operating activities of approximately $1.2 million for the three months ended February 28, 2017 results from the net loss of approximately $3.5 million, partially offset by aggregate non-cash expenses of approximately $2.3 million.  The net cash used in operating activities for the three months ended February 29, 2016 results primarily from the net loss of approximately $2.3 million, partially offset by a non-cash expense of $2 million.

Net cash provided by financing activities was $70,000 for the three months ended February 28, 2017, resulting from the proceeds received exercise of warrants.  Net cash provided by financing activities was $455,000 for three months ended February 29, 2016, resulting from the proceeds received from issuance of convertible notes.

Commitments and Contingencies

Advisory Agreements

We entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which we agreed to issue shares of common stock as services are received.   We expect to issue an aggregate of approximately 84,000 shares of common stock subsequent to February 28, 2017 through the end term of arrangements, March 2018.

License Agreements

Mannin

Pursuant to the license agreement with Mannin as disclosed in our Annual Form 10-K, filed with the SEC on February 28, 2017, we have an option to purchase the IP within the next four years upon: (i) investing a minimum of $4,000,000 into the development of the intellectual property and (ii) possibly issuing additional shares of our common stock based on meeting pre-determined valuation and market conditions. The purchase price for the IP is $30,000,000 less the amount of cash paid by us for development and the value of the common stock issued to the vendor.  During the three months ended February 28, 2017, we incurred approximately $421,000 in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.  Through February 28, 2017, we have funded an aggregate of $1.1 million to Mannin under the Exclusive License.

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

In exchange for the consideration, we agreed to, upon reaching various milestones, issue to BNI an aggregate of 110,000 shares of common stock that are subject to restriction from trading until commercialization of the product (approximately 12 months) and subsequent leak-out conditions, and pay to BNI the total cash payment of $850,000 in cash, of which we had paid approximately $155,000 as of February 28, 2017.  Once we have paid the aggregate cash payment, we may exercise our option to acquire the BNI IP at no additional charge.  We issued 50,000 shares of common stock to BNI pursuant to the Exclusion License in September 2016.

We are not obligated to provide further funding to BNI until BNI satisfies all of its pre-existing obligations totaling $163,500.  To this end, we had provided an aggregate of approximately $59,000 through February 28, 2017 to BNI to help settle its obligations, which we recognized as research and development expenses in the accompanying Statements of Operations.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were approximately $105,000 and $25,000 for the three months ended February 28, 2017 and February 29, 2016, respectively, and were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since our most recent annual report for the period ended November 30, 2016, we have reported all sales of unregistered securities with the following exceptions:

       •      on March 22, 2017, we issued an aggregate of 45,111 shares of the Company common stock to two vendors for investor relations services;

•
on March 29, 2017, we issued 84,640 shares of common stock at $3.25 per share issued to the holder of a convertible note in exchange for the conversion of $274,863 of principal on such note and accrued interest thereon;

•
on March 29, 2017, we issued 15,067 shares of common stock at $2.25 per share issued to the holder of a convertible note in exchange for the conversion of $33,855 of principal on such note and accrued interest thereon;

•
on March 29, 2017, we issued 5,936 shares of common stock at $2.40 per share issued to the holder of a convertible note in exchange for the conversion of $14,240 of principal on such note and accrued interest thereon;

•
on April 11, 2017, we issued 91,782 shares of common stock at $1.85 per share issued to the holder of a convertible note in exchange for the conversion of $160,000 of principal on such note and accrued interest thereon; and

•
on April 11, 2017, we issued 63,255 shares of common stock at $2.50 per share issued to the holder of a convertible note in exchange for the conversion of $150,000 of principal on such note and accrued interest thereon.

We have made the issuances of unregistered securities discussed above in reliance on the registration exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  In accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q BIOMED INC.
(Registrant)

Signature	Title	Date

/s/ Denis Corin Denis Corin	President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer	April 14, 2017