Form 10-Q/A
period 2017-02-28
Q BioMed Inc.
filed 2017-04-21
CIK 1596062

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Q BIOMED INC.
Amendment No. 1 to Quarterly Report

Explanatory Note

We are filing this Amendment No. 1 (the "Amendment") on Form 10-Q/A to amend our Quarterly Report on From 10-Q for the three months ended February 28, 2017 (the "Original Filing") that was filed with the Securities and Exchange Commission on April 14, 2017, solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101 which were excluded from the Original Filing pursuant to the temporary hardship exemption provided by Rule 201 of Regulation S-T.

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

*Filed herewith in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q BIOMED INC.
(Registrant)

Signature	Title	Date

/s/ Denis Corin Denis Corin	President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer	April 21, 2017