Form 10-Q
period 2017-05-31
Q BioMed Inc.
filed 2017-07-19
CIK 1596062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $0.001 par value	10,542,920 shares
(Class)	(Outstanding as at July [_], 2017)

Q BIOMED INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.
Condensed Consolidated Balance Sheets

	May 31, 2017	November 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$1,407,403	$1,468,724
Prepaid expenses	20,000	-
Total current assets	1,427,403	1,468,724
Total Assets	$1,427,403	$1,468,724

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$295,765	$497,936
Accrued expenses - related party	7,500	70,502
Accrued interest payable	24,027	48,813
Convertible notes payable (See Note 5)	2,880,706	2,394,849
Note payable	124,432	100,152
Warrant liability	-	168,070
Total current liabilities	3,332,430	3,280,322

Long-term liabilities:
Convertible notes payable (See Note 5)	-	231,517
Total long term liabilities	-	231,517
Total Liabilities	3,332,430	3,511,839

Commitments and Contingencies (Note 6)

Stockholders' Equity Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of May 31, 2017 and November 30, 2016	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 10,236,916 and 9,231,560 shares issued and outstanding as of May 31, 2017 and November 30, 2016, respectively	10,237	9,231
Additional paid-in capital	12,772,586	6,249,357
Accumulated deficit	(14,687,850)	(8,301,703)
Total Stockholders' Equity Deficit	(1,905,027)	(2,043,115)
Total Liabilities and Stockholders' Equity Deficit	$1,427,403	$1,468,724

The accompanying notes are an integral part of these condensed consolidated financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Q BioMed Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended May 31,		For the six months ended May 31,
	2017	2016	2017	2016
Operating expenses:
General and administrative expenses	$1,676,977	$705,768	$3,084,547	$2,486,904
Research and development expenses	1,013,420	70,278	1,598,358	220,278
Total operating expenses	2,690,397	776,046	4,682,905	2,707,182

Other income (expenses):
Interest expense	(216,600)	(102,907)	(433,107)	(189,749)
Interest income	16	-	108	-
Loss on conversion of debt	(2,442)	-	(365,373)	(60,178)
Loss on issuance of convertible notes	-	(89,000)	-	(453,000)
Change in fair value of embedded conversion option	60,000	184,000	(845,000)	312,000
Change in fair value of warrant liability	-	-	(59,870)	-
Total other expenses	(159,026)	(7,907)	(1,703,242)	(390,927)

Net loss	$(2,849,423)	$(783,953)	$(6,386,147)	$(3,098,109)

Net loss per share - basic and diluted	$(0.29)	$(0.09)	$(0.66)	$(0.36)

Weighted average shares outstanding, basic and diluted	9,920,456	8,777,122	9,698,816	8,721,511

The accompanying notes are an integral part of these condensed consolidated financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q BIOMED INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(6,386,147)	$(3,098,109)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock and warrants for services	1,849,149	1,342,148
Issuance of warrants for services to related parties	-	765,000
Issuance of common stock for acquired in-process research and development	487,500	-
Change in fair value of embedded conversion option	845,000	(312,000)
Change in fair value of warrant liability	59,870	-
Accretion of debt discount	354,766	164,180
Loss on conversion of debt	365,373	60,178
Loss on issuance of convertible debt	-	453,000
Changes in operating assets and liabilities:
Prepaid expenses	(20,000)	(6,495)
Accounts payable and accrued expenses	(202,171)	18,074
Accrued expenses - related party	(63,002)	-
Accrued interest payable	78,341	25,569
Net cash used in operating activities	(2,631,321)	(588,455)

Cash flows from financing activities:
Proceeds received from issuance of convertible notes	2,500,000	570,000
Proceeds received from exercise of warrants	70,000	-
Proceeds received from issuance of common stock and warrants	-	50,000
Net cash provided by financing activities	2,570,000	620,000

Net (decrease) increase in cash	(61,321)	31,545

Cash at beginning of period	1,468,724	131,408
Cash at end of period	$1,407,403	$162,953

Non-cash financing activities:
Issuance of common stock upon conversion of convertible notes payable	$2,879,273	$121,193
Issuance of warrants to settle accounts payable to related party	$-	$30,000
Reclassification of warrant liability to equity	$227,940	$-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

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

On December 7, 2016, the Company formed its wholly-owned subsidiary in Cayman Islands, “Q BioMed Cayman SEZC” (the “Subsidiary”). The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Basis of Presentation

The accompanying interim period unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The Condensed Consolidated Balance Sheet as of May 31, 2017, the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2017 and 2016, and the Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2017 and 2016, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The Condensed Consolidated Balance Sheet at November 30, 2016 has been derived from audited financial statements included in the Company's Form 10-K, most recently filed with the SEC on February 28, 2017. The results for the three and six months ended May 31, 2017 and 2016 are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

The Company is pre-revenue, had approximately $1.4 million in cash and a working capital deficit of approximately $1.9 million as of May 31, 2017.  The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it generates adequate cash flows from operations to fund its operating costs and obligations. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Fair value of financial instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2017 and November 30, 2016.  The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

As of May 31, 2017, the estimated aggregate fair value of all outstanding convertible notes payable is approximately $3.8 million. The fair value estimate is based on the estimated option value of the conversion terms, since the strike price of each note series is in-the-money at May 31, 2017. The estimated fair value represents a Level 3 measurement.

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

Potentially dilutive securities	May 31, 2017	May 31, 2016
Warrants (Note 10)	1,111,500	470,000
Convertible debt (Note 5)	985,723	401,280

Note 5 – Convertible Notes

	May 31, 2017	November 30, 2016
Series A Notes:
Principal value of 10%, convertible at $2.00 at November 30, 2016.	$-	$12,500
Fair value of bifurcated embedded conversion option of Series A Notes	-	12,000
Debt discount	-	(2,194)
Carrying value of Series A Notes	-	22,306

Series B Notes:
Principal value of 10%, convertible at $2.00 at November 30, 2016.	-	55,000
Fair value of bifurcated embedded conversion option of Series B Notes	-	55,000
Debt discount	-	(19,229)
Carrying value of Series B Notes	-	90,771

Series C Notes:
Principal value of 10%, convertible at $1.55 at November 30, 2016.	-	576,383
Fair value of bifurcated embedded conversion option of Series C Notes	-	838,000
Debt discount	-	(250,969)
Carrying value of Series C Notes	-	1,163,414

Series D Notes:
Principal value of 10%, convertible at $1.85 at November 30, 2016.	-	160,000
Debt discount	-	(140,961)
Carrying value of Series D Notes	-	19,039

Series E Notes:
Principal value of 10%, convertible at $2.50 at May 31, 2017 and November 30, 2016.	30,000	180,000
Debt discount	(5,477)	(124,164)
Carrying value of Series E Notes	24,523	55,836

Secured Convertible Debenture:
Principal value of 5%, convertible at $3.59 and $2.98 at May 31, 2017 and November 30, 2016, respectively.	3,500,000	1,500,000
Fair value of bifurcated contingent put option of Secured Convertible Debenture	49,833	72,000
Debt discount	(693,650)	(297,000)
Carrying value of Secured Convertible Debenture Note	2,856,183	1,275,000
Total short-term carrying value of convertible notes	$2,880,706	$2,394,849
Total long-term carrying value of convertible notes	$-	$231,517

Series A Notes

The Series A convertible notes payable (the “Series A Notes”) are due and payable 18 months after issuance and bear interest at 10% per annum.  At the election of the holder, outstanding principal and accrued but unpaid interest under the Series A Notes is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to the higher of: (i) forty percent (40%) discount to the average closing price for the ten (10) consecutive trading days immediately preceding the notice of conversion or (ii) $1.25 per share.  At maturity, any remaining outstanding principal and accrued but unpaid interest outstanding under the Series A Notes will automatically convert into shares of the Company’s common stock under the same terms. As of May 31, 2017, the Company has no Series A Notes outstanding.

Series B Notes

The Series B convertible notes payable (the “Series B Notes”) have the same terms as the Series A Notes. As of May 31, 2017, the Company has no Series B Notes outstanding.

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

The terms of the Series C Notes also provided that up until maturity date, the Company cannot enter into any additional, or modify any existing, agreements with any existing or future investors that are more favorable to such investor in relation to the Series D Note holders, unless, the Series C Note holders are provided with such rights and benefits (“Most Favored Nations Clause”). As of May 31, 2017, the Company has no Series C Notes outstanding.

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

At the amendment date, the conversion price of the amended Series D Notes was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion price on the amendment date, resulting in a discount to the amended Series D Notes of $160,000 with a corresponding credit to additional paid-in capital. The resulting debt discount is presented net of the related convertible note balance in the accompanying Condensed Consolidated Balance Sheets and is amortized to interest expense over the note’s term. As of May 31, 2017, the Company has no Series D Notes outstanding.

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

Secured Convertible Debentures

On November 29, 2016, the Company entered into a securities purchase agreement with an accredited investor to place Convertible Debentures (the “Debentures”), which was later amended on March 7, 2017, with a one-year term in the aggregate principal amount of up to $4,000,000. The initial closing occurred on November 30, 2016 when the Company issued a Debenture for $1,500,000 (“Initial Debenture Note”).  The second closing of $1 million was on March 10, 2017 (“Second Debenture Note”), when the registration statement to register for resale all of the shares of common stock into which the Debentures may be converted (the “Conversion Shares”) was filed with the SEC.  The remaining balance of $1.5 million was received on April 6, 2017 (“Third Debenture Note”), the date the registration statement was declared effective by the SEC.  The Debentures bear interest at the rate of 5% per annum.  In addition, the Company must pay to an affiliate of the holder a fee equal to 5% of the amount of the Debenture at each closing.

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

The Company also entered into a Security Agreement to secure payment and performance of its obligations under the Debenture and related agreements pursuant to which the Company granted the investor a security interest in all of its assets.  The security interest granted pursuant to the Security Agreement terminated on the effectiveness of the Registration Statement on April 6, 2017.

Upon issuance of the Second and Third Debenture Notes, the Company recognized a debt discount of $731,000, resulting from the recognition of a beneficial conversion feature of $645,000 and a bifurcated embedded derivative of $86,000.  The beneficial conversion feature was recognized as the intrinsic value of the conversion option on issuance of the Debentures.  The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations during the six months ended May 31, 2017. The Company estimated the fair value of the monthly payment provision, as of May 31, 2017 and November 30, 2016, using probability analysis of the occurrence of a Triggering Date applied to the discounted maximum redemption premium for any given payment. The probability analysis utilized an expected volatility for the Company's common stock range of 101.58% - 146.26% and a risk free rate of range of 0.53% to 1.08%. The maximum redemption was discounted at 20%, the calculated effective rate of the Debenture before measurement of the contingent put option. The fair value estimate is a Level 3 measurement.

Embedded Conversion Options

The embedded conversion feature is separately measured at fair value, with changes in fair value recognized in current operations.  Management used a binomial valuation model, with fourteen steps of the binomial tree, to estimate the fair value of the embedded conversion option at issuance of the Series A, B, and C Notes with the following key inputs:

Embedded derivatives at inception and upon conversion
	For the six months ended May 31,
	2017	2016
Stock price	$4.93 - $7.05	$3.05 - $4.24
Terms (years)	0.11 - 0.85	0.75 - 1.1
Volatility	144.26% - 157.35%	123.53% - 154.70%
Risk-free rate	0.53% - 0.76%	0.58% - 1%
Dividend yield	0.00%	0.00%

Embedded derivatives at period end
	May 31, 2017	November 30, 2016
Stock price	-	$3.43
Term (years)	-	0.25 - 1.05
Volatility	-	156.74% - 163.49%
Risk-free rate	-	0.48% - 0.80%
Dividend yield	-	0.00%

During the six months ended May 31, 2017 and 2016, the Company recognized interest expense of approximately $355,000 and $164,000, respectively, resulting from amortization of the debt discount for the outstanding convertible notes.

As of May 31, 2017, the embedded conversion options have an aggregate fair value of $50,000 and are presented on a combined basis with the related loan host in the Company’s Condensed Consolidated Balance Sheets.  The table below presents changes in fair value for the embedded conversion options, which is a Level 3 fair value measurement:

Rollforward of Level 3 Fair Value Measurement for the Six Months Ended May 31, 2017

Balance at November 30, 2016	Issuance	Net unrealized gain/(loss)	Conversion	Balance at May 31, 2017
$977,000	86,000	845,000	(1,858,167)	$49,833

Conversions of debt

The following conversions of the convertible notes occurred during the six months ended May 31, 2017:

	Principal	Shares
Series A conversions	12,500	5,936
Series B conversions	55,000	27,995
Series C conversions	576,383	407,484
Series D conversions	160,000	91,782
Series E conversions	150,000	63,255
Secured Debenture conversions	500,000	155,199
Total	$1,453,883	751,651

As the embedded conversion option in each note series had been separately measured at fair value, the conversion of each note was recognized as an extinguishment of debt.  The Company recognized a loss on conversion of debt of approximately $365,000 as the difference between the fair value of common stock issued to the holders of approximately $2.7 million and the aggregate net carrying value of the convertible notes, including the bifurcated conversion options, of approximately $2.3 million.

Events of default

The Company will be in default of the Series E Notes, and all amounts outstanding will become immediately due and payable upon: (i) maturity, (ii) any bankruptcy, insolvency, reorganization, cessation of operation, or liquidation events, (iii) if any money judgement, writ or similar process filed against the Company for more than $150,000 remains unvacated, unbonded or unstayed for a period of twenty (20) days, (iv) the Company fails to maintain the listing of the common stock on at least one of the OTC markets or the equivalent replacement exchange, (v) the Company’s failure to maintain any material intellectual property rights, personal, real property or other assets that are necessary to conduct its business, (vi) the restatement of any financial statements filed with the U.S. Securities and Exchange Commission (“SEC”) for any period from two years prior to the notes issuance date and until the notes are no longer outstanding, if the restatement would have constituted a material adverse effect of the rights of the holders of the notes, (vii) the Company effectuates a reverse stock split of its common stock without twenty (20) days prior written notice to the notes’ holders, (viii) in the event that the Company replaces its transfer agent but fails to provide, prior to the effective date, a fully executed irrevocable transfer agent instructions signed by the successor transfer agent and the Company, (ix)  in the event that the Company depletes the share reserve and fails to increase the number of shares within three (3) business days, (x) if the Company fails to remain current in its filings with the SEC for more than 30 days after the filing deadline, (xi) after 12 months following the date the Company no longer deems itself a shell company as reflected in a ’34 Act filing, the Lenders are unable to convert the notes into free trading shares, and (xii) upon fundamental change of management.

The Company is currently not in default for any convertible notes issued.

Note 6 – Note Payable

As of May 31, 2017 and November 30, 2017, the Company had an outstanding promissory note of $150,000 (“OID Note”).  The OID Note does not pay interest and matures on November 3, 2017.

Note 7 – Commitments and Contingencies

Lease Agreement

In December 2016, the Subsidiary entered into a lease agreement for its office space located in Cayman Islands for $30,000 per annum.  The initial term of the agreement ends in December 2019 and can be renewed for another three years.

Rent expenses was classified within general and administrative expenses and was approximately $7,500 and $13,000 for the three and six months ended May 31, 2017.

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

During the three and six months ended May 31, 2017, the Company incurred approximately $431,000 and $852,000, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.  Through May 31, 2017, the Company had funded an aggregate of $1.7 million to Mannin under the Exclusive License.

Bio-Nucleonics

On September 6, 2016, the Company entered into the Patent and Technology License and Purchase Option Agreement (the “BNI Exclusive License”) with Bio-Nucleonics Inc. (“BNI”) whereby the Company was granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the BNI Exclusive License.

As of May 31, 2017, the Company had paid approximately $208,000 to BNI out of the $850,000 cash funding requirement. The Company is not obligated to provide further funding to BNI until BNI satisfies all of its pre-existing obligations totaling $163,500. To this end, the Company had provided an aggregate of approximately $59,000 through May 31, 2017 to BNI to help settle its obligations, which the Company recognized as research and development expenses in the accompanying Statements of Operations.

Asdera

On April 21, 2017, the Company entered into a License Agreement on Patent & Know-How Technology (“Asdera License”) with Asdera LLC (“Asdera”) whereby the Company weas granted a worldwide, exclusive, license on certain Asdera intellectual property (“Asdera IP”). The initial cost to acquire the Asdera License is $50,000 and the issuance of 125,000 shares of the Company’s common stock, with a fair value of $487,500, of which the Company had fully paid and issued as of May 31, 2017, and recorded in research and development expenses in the accompanying Condensed Consolidated Statements of Operations. In addition to royalties based upon net sales of the product candidate, if any, the Company is required to make certain additional payments upon the following milestones:

	the filing of an investigational new drug application (the “IND”) with the US Food and Drug Administration (“FDA”);
	successful interim results of Phase II/III clinical trial of the product candidate;
	FDA acceptance of a new drug application;
	FDA approval of the product candidate; and
	achieving certain worldwide net sales.

Subject to the terms of the Agreement, the Company will be in control of the development and commercialization of the product candidate and are responsible for the costs of such development and commercialization.  The Company has undertaken a good-faith commitment to (i) initiate a Phase II/III clinical trial at the earlier of the two-year anniversary of the agreement or one year from the FDA’s approval of the IND and (ii) to make the first commercial sale by the fifth-anniversary of the agreement.  Failure to show a good-faith effort to meet those goals would mean that the Asdera IP would revert to Asdera.  Upon such reversion, Asdera would be obligated to pay the Company royalties on any sales of products derived from the Asdera IP until such time that Asdera has paid the Company twice the sum that the Company had provided Asdera prior to the reversion.

Milestones

No milestones have been reached to date on these license agreements.

Note 8 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were $130,000 and $78,000 for the three months ended May 31, 2017 and 2016, respectively, and were approximately $243,000 and $103,000 for the six months ended May 31, 2017 and 2016, respectively, included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Note 9 - Stockholders’ Equity Deficit

As of May 31, 2017, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Issuance of shares for services

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services.  During the six months ended May 31, 2017, the Company issued an aggregate of 108,705 shares of the Company common stock to various vendors for investor relation and introductory services, valued at approximately $493,000 based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2017.

The Company recognized general and administrative expenses of approximately $1.8 million and $1.3 million, as a result of the shares and outstanding warrants issued to consultants during the six months ended May 31, 2017 and 2016, respectively.

As of May 31, 2017, the estimated unrecognized stock-based compensation associated with these agreements is approximately $1.1 million and will be recognized over the next 0.5 year.

Note 10 - Warrants

As of November 30, 2016, the Company had outstanding warrants issued as part of the private placement units initially classified as liabilities because the exercise price may be adjusted downward, in certain circumstances, for a ninety-day period following their initial issuance. Warrant liabilities are measured at fair value, with changes in fair value recognized each reporting period in the Statement of Operations. The warrants ceased being liability classified at the conclusion of the ninetieth day from issuance.  As a result, an aggregate of approximately $228,000 in warrant liability was reclassified to equity during the six months ended May 31, 2017.  All other warrants are equity classified.

The following represents a summary of all outstanding warrants to purchase the Company’s common stock at May 31, 2017 and changes during the period then ended:

				Weighted Average
		Weighted Average		Remaining Contractual
	Warrants	Exercise Price	Intrinsic Value	Life (years)
Outstanding at November 30, 2016	1,047,500	$2.54	$1,158,000	4.10
Issued	84,000	-	-	-
Exercised	(20,000)	3.50	-	-
Outstanding at May 31, 2017	1,111,500	$2.64	$1,426.015	3.59
Exercisable at May 31, 2017	1,027,500	$2.52	$1,426,015	3.65

In January 2017, the Company issued 20,000 shares of the Company’s common stock upon receiving the notice to exercise the warrants at an exercise price of $3.50 included in Unit A sold in the May Private Placement, for an aggregate purchase price of $70,000.

Fair value of all outstanding warrants was calculated with the following key inputs:

For the six months ended May 31, 2017
Stock price	$3.81 - $7.87
Term (years)	1.75 - 4.5
Volatility	132.15% - 140.64%
Risk-free rate	1.17% - 1.45%
Dividend yield	0.00%

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

Fair value of warrant liability at November 30, 2016	$168,070
Issuance of new warrant liability	-
Change in fair value of warrant liability	59,870
Reclassification of warrant liability to equity	(227,940)
Fair value of warrant liability at May 31, 2017	$-

Note 11 – Subsequent Events

Executive Service Agreement

On June 5, 2017, the Subsidiary entered into an agreement with Denis Corin to provide services as our President and Chief Executive Officer (“Executive Service Agreement”). In exchange for the services, Mr. Corin is to receive $15,000 per month and options to acquire 100,000 shares of the Company’s common stock at $4.00 per share. The agreement has a term of two years and may be terminated by either party with 90 days’ notice. If the Company terminates the Executive Service Agreement without cause, the Company will owe the monthly fee for each remaining month during the term of the agreement.

OMRF License Agreement

On June 15, 2017, the Company entered into a Technology License Agreement (“OMRF License Agreement”) with the Rajiv Gandhi Centre for Biotechnology, an autonomous research institute under the Government of India (“RGCB”), and the Oklahoma Medical Research Foundation (“OMRF” and together with RGCB, the “Licensors”), whereby the Licensors granted the Company a worldwide, exclusive, license on intellectual property related to Uttroside B (the “Uttroside B IP”).  Uttroside B is a chemical compound derived from the plant Solanum nigrum Linn, also known as Black Nightshade or Makoi.  The Company seeks to use the Uttroside B IP to create a chemotherapeutic agent against liver cancer.

The initial cost to acquire the OMRF License Agreement is $10,000. In addition to royalties based upon net sales of the product candidate, if any, the Company is required to make additional payments upon the following milestones:

the completion of certain preclinical studies (the “Pre-Clinical Trials”);
	the filing of an investigational new drug application (the “IND”) with the US Food and Drug Administration (“FDA”) or the filing of the equivalent of an IND with the foreign equivalent of the FDA;
	successful completion of each of Phase I, Phase II and Phase III clinical trials;
	FDA approval of the product candidate;
	approval by the foreign equivalent of the FDA of the product candidate;
	achieving certain worldwide net sales; and
	a change of control of QBIO.

Subject to the terms of the Agreement, the Company will be in control of the development and commercialization of the product candidate and are responsible for the costs of such development and commercialization.  The Company has undertaken a good-faith commitment to (i) fund the Pre-Clinical Trials and (ii) to initiate a Phase II clinical trial within six years of the date of the Agreement.  Failure to show a good-faith effort to meet those goals would mean that the RGCB License Agreement would revert to the Licensors.

Issuance of securities

On June 5, 2017, the Company issued warrants to purchase up to 350,000 shares of the Company’s common stock to each of Denis Corin, its President and Chief Executive Officer, and William Rosenstadt, its General Counsel, and warrants to purchase up to 85,000 shares of the Company’s common stock to Ari Jatwes. The warrants were issued as a bonus for their business development services to the Company over the last 12 months. The warrants are exercisable for five years at a per share price of $4.00. The warrants may not be exercised within the first six months of their issuance.

Also on June 5, 2017, the Company issued options to purchase up to 150,000 shares of the Company’s common stock to each of Denis Corin, and William Rosenstadt. 50,000 of the options were issued as compensation for their continued services on the Company’s board of directors through June 1, 2018 and 100,000 of the options were issued as compensation as officers through June 1, 2018. 37,500 of the options vest on September 1, 2017, 37,500 of the options vest on December 1, 2017, 37,500 of the options vest on March 1, 2018 and 37,500 of the options vest on June 1, 2018. The options are exercisable for five years at a per share price of $4.00. The options may not be exercised within the first six months of vesting.

In addition, on June 5, 2017, the Company issued warrants to purchase up to 145,000 shares of the Company’s common stock to four consultants. The warrants are exercisable for five years at a per share price of $4.00.  The warrants may not be exercised within the first six months of their issuance.

On June 8, 2017, the Company converted an aggregate of $500,000 of the Third Debenture Note outstanding principal and all unpaid interest into an aggregate of 153,268 shares of the Company’s common stock.

On June 19, 2017, the Company converted an aggregate of $500,000 of the Third Debenture Note outstanding principal and $822 of unpaid interest into an aggregate of 152,736 shares of the Company’s common stock.

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

Strontium 89 Chloride commercialization

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

We have initiated final drug product manufacturing and validation as well as prepared the marketing plan and distribution strategy with distribution agreements and sales expected in Q3 2017.

We intend to make this drug as widely available as possible and to ensure that the drug will be priced competitively. In light of the current opiate overuse and abuse crisis, we are pleased to be offering this non-narcotic cancer pain palliation drug to patients suffering from this debilitating condition.

There are approximately 300,000 new cases of bone metastases in patients with breast and lung cancer per year in the U.S. alone with 1 in 3 of those being ideal candidates for SR89.  Approximately 80% of patients using SR89 have reported experiencing a substantial decrease in pain, an increase in physical activity and a reduction in the need for opiate analgesics. In the body, strontium acts similarly to calcium and is preferentially taken up in osteoblastic tissue while the unabsorbed isotope is excreted in the urine the first 2 to 3 days following injection, clearing rapidly from the blood and selectively localizing in bone mineral. Uptake of strontium by bone occurs preferentially in sites of active osteogenesis; thus primary bone tumors and areas of metastatic involvement (blastic lesions) can accumulate significantly greater concentrations of strontium than surrounding normal bone.

Generic Strontium Chloride Sr-89 Injection USP can be used in combination with (and reduce the dosage of) opiate based drugs like Oxycotin®, Morphine, Percocet® or replace them entirely.  It can also be used in combination with cancer therapeutic drugs. Clinical studies have demonstrated that the combination of alternating weekly chemohormonal therapies with SR89 demonstrated a prolonged progression-free and overall survival with acceptable toxicity.

We believe there is an opportunity to invest additional resources into the program to grow the revenue potential significantly.

New License Agreement in Rare Pediatric Autistic Spectrum Disorder

On April 25, 2017, we entered into a licensing agreement that provides us with the worldwide exclusive rights to ASDERA’s ASD-002 (now annotated as QBM-001). QBM-001 is being developed to treat a rare pediatric nonverbal disorder. Under the terms of the agreement, the Company receives global rights to develop and commercialize the drug in the rare pediatric disease market.

Among the more than 60,000 US children who develop autism spectrum disorders (ASD) every year, 20,000 become nonverbal or lose the ability to speak. The numbers are similar in Europe and this nonverbal group will have to rely on assisted living for the rest of their life.

Given the severity of this disorder and the immense emotional toll on these children and their families, our goal is to move the product forward quickly by using all the regulatory tools available to us to expedite the advancement of this drug candidate.

The cost for treatment and assisted living in the US alone can equal or exceed ten million dollars per patient over a lifetime. The estimated cost to the US healthcare system and lost productivity is estimated at 200 billion dollars. Currently there is no treatment for this disorder. EEG, behavioral, and genetic testing can identify a targeted population of children in their second year of life that we believe would respond to this treatment.

Research published in 2014 by Wittkowski et al. in the Nature journal Translational Psychiatry and independently confirmed in 2015 by Guglielmi et al. indicated that certain ion channels were not active enough in this targeted population. Given that we are developing an analogue of a well-known approved drug that regulates these channels, we expect to advance this clinically through a 505(b)2 pathway in 2018 with a single Phase 2/3 pivotal trial, which, if successful, could have the drug ready for market in less than 2 years.

New License Agreement in Liver Cancer Chemotherapeutic Drug Candidate

On June 15, 2017, we signed a final license agreement with The Oklahoma Medical Research Foundation (OMRF) and the Rajiv Gandhi Centre for Biotechnology (RGCB). Under the agreement Q BioMed has the global exclusive rights to develop and market a novel chemotherapeutic drug to treat liver cancer.

The compound was isolated and characterized from the leaves of Solanum nigrum Linn, or black nightshade, a plant widely used in traditional medicine. In animal models, the compound, called uttrocide B, was shown to be 10 times more cytotoxic to HepG2 liver cancer cells than the only drug currently on the market for the condition and caused no noticeable side effects.

Liver cancer is the second most common cause of cancer deaths worldwide, according to the Centers for Disease Control and Prevention, and claims approximately 750,000 lives each year. The American Cancer Society estimates that 39,000 people in the U.S. will be diagnosed with primary liver cancer in 2017 and that 27,000 will die from the disease this year.

We are currently working on synthesizing the molecule chemically to ensure commercial availability and scalability. We anticipate that pre-IND work will be done this year, and the IND is expected to be filed in the first half of 2018.

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

Mannin will utilize JLABS @ Toronto as complementary lab space to conduct commercial research and development as it relates to its MAN-01 program for Glaucoma and to the greater Tie2 platform technology. As a resident, Mannin will have access to the development and commercialization expertise provided by JLABS @ Toronto. Mannin has been utilizing its presence in JLABS @Toronto to increase its visibility within the biotechnology community in Toronto. Since taking up residency in JLABS in January 2017, Mannin has participated in numerous events hosted at the JLABS @ Toronto site. These events have provided Mannin with one-on-one interactions with investors, media, government agencies, and industry executives. Being a JLABS resident company provides Mannin with access to a world class network of investors and industry partners. Mannin is establishing research and development partnerships with companies and organizations to provide direct support for the MAN-01 program and Mannin’s other research and development initiatives. Mannin executives attended 2017 BIO International Convention in San Diego this June to continue research partnership discussions and explore new collaborative opportunities.

We are pleased with the progress Mannin research teams have achieved over the past several months.

We continue to advance all the assets in our pipeline. We have executed on our plan to build a pipeline of considerable inherent value with several catalysts expected for the duration of 2017 and into 2018. We aim to have a commercial drug on the market in the next month and 2 new INDs filed in 2017 including a Phase 4 and a Phase 2/3 pivotal trial. We remain committed to advancing our assets towards the patients that need them.

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

Unaudited Results of Operations for the three months ended May 31, 2017 and 2016:

	For the three months ended May 31,
	2017	2016
Operating expenses:
General and administrative expenses	$1,676,977	$705,768
Research and development expenses	1,013,420	70,278
Total operating expenses	2,690,397	776,046

Other income (expenses):
Interest expense	(216,600)	(102,907)
Interest income	16	-
Loss on conversion of debt	(2,442)	-
Loss on issuance of convertible notes	-	(89,000)
Change in fair value of embedded conversion option	60,000	184,000
Total other expenses	(159,026)	(7,907)

Net loss	$(2,849,423)	$(783,953)

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in operating expenses was mainly due to more professional fees incurred in connection with the license agreements with Mannin, BNI and Asdera as well as the issuance and conversion of convertible notes.

Other expenses

During the three months ended May 31, 2017, other expenses included approximately $217,000 in interest expense, a gain of $60,000 for the change in fair value of embedded conversion options, approximately $2,000 in loss on the issuance of convertible debt.  During the three months ended May 31, 2016, other expenses included approximately $103,000 in interest expense, a gain of $184,000 for the change in fair value of embedded conversion options, $89,000 in loss on the issuance of convertible debt.

The increase in other expenses were mainly due to the change in fair value of embedded conversion option.

Net loss

In the three months ended May 31, 2017 and 2016, we incurred net losses of approximately $2.8 million and $784,000, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Unaudited Results of Operations for the six months ended May 31, 2017 and 2016:

	For the six months ended May 31,
	2017	2016
Operating expenses:
General and administrative expenses	$3,084,547	$2,486,904
Research and development expenses	1,598,358	220,278
Total operating expenses	4,682,905	2,707,182

Other income (expenses):
Interest expense	(433,107)	(189,749)
Interest income	108	-
Loss on conversion of debt	(365,373)	(60,178)
Loss on issuance of convertible notes	-	(453,000)
Change in fair value of embedded conversion option	(845,000)	312,000
Change in fair value of warrant liability	(59,870)	-
Total other expenses	(1,703,242)	(390,927)

Net loss	$(6,386,147)	$(3,098,109)

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in operating expenses was mainly due to more professional fees incurred in connection with the license agreements with Mannin, BNI and Asdera as well as the issuance and conversion of convertible notes.

Other expenses

During the six months ended May 31, 2017, other expenses included approximately $433,000 in interest expense, $845,000 for the change in fair value of embedded conversion options, approximately $60,000 for the change in fair value of warrant liability, and approximately $365,000 in loss on conversion of debt.  During the six months ended May 31, 2016, other expenses included approximately $190,000 in interest expense, a gain of $312,000 for the change in fair value of embedded conversion options, $453,000 in loss on the issuance of convertible debt, and approximately $60,000 in loss on conversion of debt.

The increase in other expenses were mainly due to the change in fair value of embedded conversion option.

Net loss

In the six months ended May 31, 2017 and 2016, we incurred net losses of approximately $6.4 million and $3.1 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a base of operations and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We had approximately $1.4 million in cash and a working capital deficit of approximately $1.9 million as of May 31, 2017.  Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund its operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the six months ended May 31,
	2017	2016

Net cash (used in) provided by:
Operating activities	$(2,631,321)	$(588,455)
Financing activities	2,570,000	620,000
Net (decrease) increase in cash	$(61,321)	$31,545

Net cash used in operating activities was approximately $2.6 million for the six months ended May 31, 2017 as compared to approximately $588,000 for the six months ended May 31, 2016.  The increase in net cash used in operating activities relates to the net loss of approximately $6.4 million for the six months ended May 31, 2017, partially offset by aggregate non-cash expenses of approximately $3.9 million.  The net cash used in operating activities for the six months ended May 31, 2016 relates to the net loss of approximately $3.1 million for the six months ended May 31, 2016, partially offset by aggregate non-cash expenses of approximately $2.5 million.

Net cash provided by financing activities was approximately $2.6 million for the six months ended May 31, 2017, resulting mainly from proceeds received from the issuance of convertible notes payable and common stock and warrants.  Net cash provided by financing activities was $620,000 for the six months ended May 31, 2016, resulting mainly from proceeds received from the issuance of convertible notes payable and common stock and warrants.

Commitments and Contingencies

License Agreements

Mannin

Pursuant to the license agreement with Mannin as disclosed in our Annual Form 10-K, filed with the SEC on February 28, 2017, during the three and six months ended May 31, 2017, we incurred approximately $431,000 and $852,000, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Patent and Technology License and Purchase Option Agreement (“Exclusive License”).  Through May 31, 2017, we have funded an aggregate of $1.7 million to Mannin under the Exclusive License.

Bio-Nucleonics

On September 6, 2016, we entered into the Patent and Technology License and Purchase Option Agreement with Bio-Nucleonics Inc. (“BNI”) whereby we were granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the Exclusive License.

As of May 31, 2017, the Company had paid approximately $208,000 to BNI out of the $850,000 cash funding requirement. We are not obligated to provide further funding to BNI until BNI satisfies all of its pre-existing obligations totaling $163,500.  To this end, we had provided an aggregate of approximately $59,000 through May 31, 2017 to BNI to help settle its obligations, which we recognized as research and development expenses in the accompanying Statements of Operations.

Asdera

On April 21, 2017, we entered into a License Agreement on Patent & Know-How Technology (“Asdera License”) with Asdera LLC (“Asdera”) whereby we were granted a worldwide, exclusive, license on certain Asdera intellectual property (“Asdera IP”). The initial cost to acquire the Asdera License is $50,000 and the issuance of 125,000 shares of our common stock, with a fair value of $487,500, of which we had fully paid and issued as of May 31, 2017. In addition to royalties based upon net sales of the product candidate, if any, we are required to make certain additional payments upon the following milestones:

	the filing of an investigational new drug application (the “IND”) with the US Food and Drug Administration (“FDA”);
	successful interim results of Phase II/III clinical trial of the product candidate;
	FDA acceptance of a new drug application;
	FDA approval of the product candidate; and
	achieving certain worldwide net sales.

Subject to the terms of the Agreement, we will be in control of the development and commercialization of the product candidate and are responsible for the costs of such development and commercialization.  We have undertaken a good-faith commitment to (i) initiate a Phase II/III clinical trial at the earlier of the two-year anniversary of the agreement or one year from the FDA’s approval of the IND and (ii) to make the first commercial sale by the fifth-anniversary of the agreement.  Failure to show a good-faith effort to meet those goals would mean that the Asdera IP would revert to Asdera.  Upon such reversion, Asdera would be obligated to pay us royalties on any sales of products derived from the Asdera IP until such time that Asdera has paid us twice the sum that we had provided Asdera prior to the reversion.

OMRF License Agreement

On June 15, 2017, we entered into a Technology License Agreement (“OMRF License Agreement”) with the Rajiv Gandhi Centre for Biotechnology, an autonomous research institute under the Government of India (“RGCB”), and the Oklahoma Medical Research Foundation (“OMRF” and together with RGCB, the “Licensors”), whereby the Licensors granted us a worldwide, exclusive, license on intellectual property related to Uttroside B (the “Uttroside B IP”).  Uttroside B is a chemical compound derived from the plant Solanum nigrum Linn, also known as Black Nightshade or Makoi.  We seek to use the Uttroside B IP to create a chemotherapeutic agent against liver cancer.

The initial cost to acquire the OMRF License Agreement is $10,000. In addition to royalties based upon net sales of the product candidate, if any, we are required to make additional payments upon the following milestones:

the completion of certain preclinical studies (the “Pre-Clinical Trials”);
	the filing of an investigational new drug application (the “IND”) with the US Food and Drug Administration (“FDA”) or the filing of the equivalent of an IND with the foreign equivalent of the FDA;
	successful completion of each of Phase I, Phase II and Phase III clinical trials;
	FDA approval of the product candidate;
	approval by the foreign equivalent of the FDA of the product candidate;
	achieving certain worldwide net sales; and
	a change of control of QBIO.

Subject to the terms of the Agreement, we will be in control of the development and commercialization of the product candidate and are responsible for the costs of such development and commercialization.  We have undertaken a good-faith commitment to (i) fund the Pre-Clinical Trials and (ii) to initiate a Phase II clinical trial within six years of the date of the Agreement.  Failure to show a good-faith effort to meet those goals would mean that the OMRF License Agreement would revert to the Licensors.

Milestones

No milestones have been reached to date on these license agreements.

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were approximately $130,000 and $78,000 for the three months ended May 31, 2017 and 2016, respectively, and were approximately $243,000 and $103,000 for the six months ended May 31, 2017 and 2016, respectively, included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  We do not have an independent director, and none of our directors is considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act. We have interviewed several potential independent directors, but have not engaged any.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have engaged accounting and compliance consultants to review our internal controls over financial reporting and other compliance requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2017, we issued 12,594 shares to a consultant at a deemed issuance price of $3.97 per share.

On May 22, 2017, we issued 29,000 shares to consultants at a deemed issuance price of $4.10 per share.

On June 19, 2017, we issued 152,736 shares of our common stock upon the conversion of $500,822 of principal and interest on a convertible note that we issued on April 7, 2017.  We issued these shares in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

We issued these shares in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended. We have previously reported all other sales of unregistered securities otherwise required to be included in this section.

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

* In accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q BIOMED INC.

July 19, 2017	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer