Form 10-Q/A
period 2017-05-31
Q BioMed Inc.
filed 2017-07-20
CIK 1596062

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $0.001 par value	10,542,920 shares
(Class)	(Outstanding as at July 18, 2017)

Q BIOMED INC.
Amendment No. 1 to Quarterly Report

Explanatory Note

We are filing this Amendment No. 1 (the "Amendment") on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the three months ended May 31, 2017 (the "Original Filing") that was filed with the Securities and Exchange Commission on July 19, 2017, solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101 which were excluded from the Original Filing pursuant to the temporary hardship exemption provided by Rule 201 of Regulation S-T and to include a date on the cover page for the number of shares outstanding that had been omitted.

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

* Filed herewith in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the interactive data file is required to be submitted has been extended by six business days.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q BIOMED INC.

July 20, 2017	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer