Form 10-Q
period 2017-08-31
Q BioMed Inc.
filed 2017-10-18
CIK 1596062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 31, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock, $0.001 par value	11,695,472 shares
(Class)	(Outstanding as at October 17, 2017)

Q BIOMED INC.

Table of Contents
PRINTER PLEASE UPDATE PAGE #

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.

Condensed Consolidated Balance Sheets

	August 31, 2017	November 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$2,499,169	$1,468,724
Prepaid expenses	5,000	-
Total current assets	2,504,169	1,468,724
Total Assets	$2,504,169	$1,468,724

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$382,055	$497,936
Accrued expenses - related party	17,500	70,502
Accrued interest payable	33,299	48,813
Convertible notes payable (See Note 5)	1,922,474	2,394,849
Note payable	138,856	100,152
Warrant liability	-	168,070
Total current liabilities	2,494,184	3,280,322

Long-term liabilities:
Convertible notes payable (See Note 5)	-	231,517
Total long term liabilities	-	231,517
Total Liabilities	2,494,184	3,511,839

Commitments and Contingencies (Note 6)

Stockholders' Equity Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of August 31, 2017 and November 30, 2016	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 11,496,169 and 9,231,560 shares issued and outstanding as of August 31, 2017 and November 30, 2016, respectively	11,496	9,231
Additional paid-in capital	18,667,736	6,249,357
Accumulated deficit	(18,669,247)	(8,301,703)
Total Stockholders' Equity Deficit	9,985	(2,043,115)
Total Liabilities and Stockholders' Equity Deficit	$2,504,169	$1,468,724
The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended August 31,		For the nine months ended August 31,
	2017	2016	2017	2016
Operating expenses:
General and administrative expenses	$3,038,018	$1,150,964	$6,122,565	$3,637,868
Research and development expenses	697,966	443,222	2,296,324	663,500
Total operating expenses	3,735,984	1,594,186	8,418,889	4,301,368

Other income (expenses):
Interest expense	(202,160)	(114,847)	(635,267)	(304,596)
Interest income	15	-	123	-
Loss on conversion of debt	-	(29,032)	(365,373)	(89,210)
Loss on extinguishment of debt	(76,251)	-	(76,251)	-
Loss on issuance of convertible notes	-	(28,000)	-	(481,000)
Change in fair value of embedded conversion option	32,983	50,000	(812,017)	362,000
Change in fair value of warrant liability	-	-	(59,870)	-
Total other expenses	(245,413)	(121,879)	(1,948,655)	(512,806)

Net loss	$(3,981,397)	$(1,716,065)	$(10,367,544)	$(4,814,174)

Net loss per share - basic and diluted	$(0.37)	$(0.19)	$(1.03)	$(0.55)

Weighted average shares outstanding, basic and diluted	10,816,282	8,909,414	10,074,766	8,784,373

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended August 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,367,544)	$(4,814,174)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock, warrants and options for services	4,181,693	3,039,277
Issuance of common stock for acquired in-process research and development	487,500	-
Change in fair value of embedded conversion option	812,017	(362,000)
Change in fair value of warrant liability	59,870	-
Accretion of debt discount	525,864	261,672
Loss on conversion of debt	365,373	89,210
Loss on extinguishment of debt	76,251	-
Loss on issuance of convertible debt	-	481,000
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	(10,000)
Accounts payable and accrued expenses	(115,881)	363,593
Accrued expenses - related party	(53,002)	40,000
Accrued interest payable	109,404	42,925
Net cash used in operating activities	(3,923,455)	(868,497)

Cash flows from financing activities:
Proceeds received from issuance of convertible notes	2,500,000	815,000
Proceeds received from exercise of warrants	70,000	-
Proceeds received for issuance of common stock and warrants , net of offering costs	2,383,900	60,075
Net cash provided by financing activities	4,953,900	875,075

Net increase in cash	1,030,445	6,578

Cash at beginning of period	1,468,724	131,408
Cash at end of period	$2,499,169	$137,986

Non-cash financing activities:
Issuance of common stock upon conversion of convertible notes payable	$3,540,838	$244,897
Issuance of common stock and warrants in exchange for extinguishment of convertible notes payable	$442,149	$-
Issuance of warrants to settle accounts payable to related party	$-	$30,000
Reclassification of warrant liability to equity	$227,940	$-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Note 2 - Basis of Presentation

The accompanying interim period unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The Condensed Consolidated Balance Sheet as of August 31, 2017, the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2017 and 2016, and the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2017 and 2016, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The Condensed Consolidated Balance Sheet at November 30, 2016 has been derived from audited financial statements included in the Company's Form 10-K, most recently filed with the SEC on February 28, 2017. The results for the three and nine months ended August 31, 2017 and 2016 are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

The Company is pre-revenue, had approximately $2.5 million in cash as of August 31, 2017.  The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it generates adequate cash flows from operations to fund its operating costs and obligations. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Fair value of financial instruments

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2017 and November 30, 2016.  The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

As of August 31, 2017, the estimated aggregate fair value of all outstanding convertible notes payable is approximately $2.3 million. The fair value estimate is based on the estimated option value of the conversion terms, since the strike price of each note series is in-the-money at August 31, 2017. The estimated fair value represents a Level 3 measurement.

Recent accounting pronouncements

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. This new standard will be effective for the Company on January 1, 2017. The Company adopted the provisions. Adoption did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Management is currently assessing the impact the adoption of ASU 2017-11 will have on the Company’s Condensed Consolidated Financial Statements.

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

Potentially dilutive securities	August 31, 2017	August 31, 2016
Warrants (Note 10)	3,033,995	976,500
Convertible debt (Note 5)	567,407	506,757

Note 5 – Convertible Notes

	August 31, 2017	November 30, 2016
Series A Notes:
Principal value of 10%, convertible at $2.00 at November 30, 2016.	$-	$12,500
Fair value of bifurcated embedded conversion option of Series A Notes	-	12,000
Debt discount	-	(2,194)
Carrying value of Series A Notes	-	22,306

Series B Notes:
Principal value of 10%, convertible at $2.00 at November 30, 2016.	-	55,000
Fair value of bifurcated embedded conversion option of Series B Notes	-	55,000
Debt discount	-	(19,229)
Carrying value of Series B Notes	-	90,771

Series C Notes:
Principal value of 10%, convertible at $1.55 at November 30, 2016.	-	576,383
Fair value of bifurcated embedded conversion option of Series C Notes	-	838,000
Debt discount	-	(250,969)
Carrying value of Series C Notes	-	1,163,414

Series D Notes:
Principal value of 10%, convertible at $1.85 at November 30, 2016.	-	160,000
Debt discount	-	(140,961)
Carrying value of Series D Notes	-	19,039

Series E Notes:
Principal value of 10%, convertible at $2.50 at August 31, 2017 and November 30, 2016.	30,000	180,000
Debt discount	(4,062)	(124,164)
Carrying value of Series E Notes	25,938	55,836

Convertible Debenture:
Principal value of 5%, convertible at $3.60 and $2.98 at August 31, 2017 and November 30, 2016, respectively.	2,000,000	1,500,000
Fair value of bifurcated contingent put option of Secured Convertible Debenture	2,000	72,000
Debt discount	(105,464)	(297,000)
Carrying value of Secured Convertible Debenture Note	1,896,536	1,275,000
Total short-term carrying value of convertible notes	$1,922,474	$2,394,849
Total long-term carrying value of convertible notes	$-	$231,517

Series A Notes

The Series A convertible notes payable (the “Series A Notes”) are due and payable 18 months after issuance and bear interest at 10% per annum.  At the election of the holder, outstanding principal and accrued but unpaid interest under the Series A Notes is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to the higher of: (i) forty percent (40%) discount to the average closing price for the ten (10) consecutive trading days immediately preceding the notice of conversion or (ii) $1.25 per share.  At maturity, any remaining outstanding principal and accrued but unpaid interest outstanding under the Series A Notes will automatically convert into shares of the Company’s common stock under the same terms. As of August 31, 2017, the Company has no Series A Notes outstanding.

Series B Notes

The Series B convertible notes payable (the “Series B Notes”) have the same terms as the Series A Notes. As of August 31, 2017, the Company has no Series B Notes outstanding.

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

The terms of the Series C Notes also provided that up until maturity date, the Company cannot enter into any additional, or modify any existing, agreements with any existing or future investors that are more favorable to such investor in relation to the Series D Note holders, unless, the Series C Note holders are provided with such rights and benefits (“Most Favored Nations Clause”). As of August 31, 2017, the Company has no Series C Notes outstanding.

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

At the amendment date, the conversion price of the amended Series D Notes was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion price on the amendment date, resulting in a discount to the amended Series D Notes of $160,000 with a corresponding credit to additional paid-in capital. The resulting debt discount is presented net of the related convertible note balance in the accompanying Condensed Consolidated Balance Sheets and is amortized to interest expense over the note’s term. As of August 31, 2017, the Company has no Series D Notes outstanding.

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

Secured Convertible Debentures

On November 29, 2016, the Company entered into a securities purchase agreement with an accredited investor to place Convertible Debentures (the “Debentures”), which was later amended on March 7, 2017, with a one-year term in the aggregate principal amount of up to $4,000,000. On October 3, 2017, the Company amended the Debentures to extend the maturity date from November 30, 2017 to November 30, 2018 (see Note 11).  The initial closing occurred on November 30, 2016 when the Company issued a Debenture for $1,500,000 (“Initial Debenture Note”).  The second closing of $1 million was on March 10, 2017 (“Second Debenture Note”), when the registration statement to register for resale all of the shares of common stock into which the Debentures may be converted (the “Conversion Shares”) was filed with the SEC.  The remaining balance of $1.5 million was received on April 6, 2017 (“Third Debenture Note”), the date the registration statement was declared effective by the SEC.  The Debentures bear interest at the rate of 5% per annum.  In addition, the Company must pay to an affiliate of the holder a fee equal to 5% of the amount of the Debenture at each closing.

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

Upon issuance of the Second and Third Debenture Notes, the Company recognized a debt discount of $731,000, resulting from the recognition of a beneficial conversion feature of $645,000 and a bifurcated embedded derivative of $86,000.  The beneficial conversion feature was recognized as the intrinsic value of the conversion option on issuance of the Debentures.  The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations during the nine months ended August 31, 2017. The Company estimated the fair value of the monthly payment provision, as of August 31, 2017 and November 30, 2016, using probability analysis of the occurrence of a Triggering Date applied to the discounted maximum redemption premium for any given payment. The probability analysis utilized the following inputs:

Volatility	101.58% - 146.26%
Risk-free rate	0.53% - 1.08%

The maximum redemption was discounted at 20%, the calculated effective rate of the Debenture before measurement of the contingent put option. The fair value estimate is a Level 3 measurement.

Embedded Conversion Options

The embedded conversion feature is separately measured at fair value, with changes in fair value recognized in current operations.  Management used a binomial valuation model, with fourteen steps of the binomial tree, to estimate the fair value of the embedded conversion option at issuance of the Series A, B, C and D Notes with the following key inputs:

Embedded derivatives at inception and upon conversion
	For the nine months ended August 31,
	2017	2016
Stock price	$4.93 - $7.05	$2.60 - $3.26
Terms (years)	0.11 - 0.85	1.5
Volatility	144.26% - 157.35%	116.77%
Risk-free rate	0.53% - 0.76%	0.51% - 0.76%
Dividend yield	0.00%	0.00%

Embedded derivatives at period end
	August 31, 2017	November 30, 2016
Stock price	-	$3.43
Term (years)	-	0.25 - 1.05
Volatility	-	156.74% - 163.49%
Risk-free rate	-	0.48% - 0.80%
Dividend yield	-	0.00%

During the three months ended August 31, 2017 and 2016, the Company recognized interest expense of approximately $171,000 and $97,000, respectively, resulting from amortization of the debt discount for the outstanding convertible notes.  During the nine months ended August 31, 2017 and 2016, the Company recognized interest expense of approximately $526,000 and $262,000, respectively, resulting from amortization of the debt discount for the outstanding convertible notes.

As of August 31, 2017, the embedded conversion options have an aggregate fair value of $2,000 and are presented on a combined basis with the related loan host in the Company’s Condensed Consolidated Balance Sheets.  The table below presents changes in fair value for the embedded conversion options, which is a Level 3 fair value measurement:

Rollforward of Level 3 Fair Value Measurement for the Nine Months Ended August 31, 2017

Balance at November 30, 2016	Issuance	Net unrealized gain/(loss)	Conversion	Balance at August 31, 2017
$977,000	86,000	812,017	(1,873,017)	$2,000

Conversions of debt

The following conversions of the convertible notes occurred during the nine months ended August 31, 2017:

	Principal	Shares
Series A conversions	12,500	5,936
Series B conversions	55,000	27,995
Series C conversions	576,383	407,484
Series D conversions	160,000	91,782
Series E conversions	150,000	63,255
Secured Debenture conversions	2,000,000	461,203
Total	$2,953,883	1,057,655

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

Extinguishment of debt

On August 1, 2017, the holder of the Debentures retired an aggregate of $250,000 each in principal of the Second and Third Debenture Notes along with its accrued interest, for a total amount of approximately $0.5 million, to reinvest and purchase an aggregate of 162,000 Units in the August Private Placement (see Note 9).  As the embedded conversion option in the Debentures had been separately measured at fair value, the cancellation of debt was recognized as an extinguishment of debt.  The Company recognized a loss on extinguishment of debt of approximately $76,000 as the difference between the fair value of Units issued to the holders of approximately $0.5 million and the aggregate net carrying value of the convertible notes, including the bifurcated conversion options, of approximately $442,000.

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

Note 6 – Note Payable

As of August 31, 2017 and November 30, 2017, the Company had an outstanding promissory note of $150,000 (“OID Note”).  The OID Note does not pay interest and matures on November 3, 2017.

At the issuance date, the $150,000 OID Note was issued together with 15,000 restricted shares of the Company’s common stock for cash proceeds of $150,000. As such, the Company recognized a beneficial conversion feature, resulting in a discount to the OID Note of approximately $52,000 with a corresponding credit to additional paid-in capital. The resulting debt discount is presented net of the related convertible note balance in the accompanying Condensed Consolidated Balance Sheets and is amortized to interest expense over the note’s term.

Note 7 – Commitments and Contingencies

Lease Agreement

In December 2016, the Subsidiary entered into a lease agreement for its office space located in Cayman Islands for $30,000 per annum.  The initial term of the agreement ends in December 2019 and can be renewed for another three years.

Rent expenses was classified within general and administrative expenses and was approximately $7,500 and $18,000 for the three and nine months ended August 31, 2017.

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

During the three and nine months ended August 31, 2017, the Company incurred approximately $525,000 and $1.4 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.  Through August 31, 2017, the Company had funded an aggregate of $2.15 million to Mannin under the Exclusive License.

Bio-Nucleonics

On September 6, 2016, the Company entered into the Patent and Technology License and Purchase Option Agreement (the “BNI Exclusive License”) with Bio-Nucleonics Inc. (“BNI”) whereby the Company was granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the BNI Exclusive License.

During the three and nine months ended August 31, 2017, the Company incurred approximately $144,000 and $352,500, respectively, in research and development expenses pursuant to the BNI Exclusive License.  As of August 31, 2017, the Company had paid approximately $351,700 to BNI out of the $850,000 cash funding requirement. The Company is not obligated to provide further funding to BNI until BNI satisfies all of its pre-existing obligations totaling $163,500. To this end, the Company had provided an aggregate of approximately $59,000 through August 31, 2017 to BNI to help settle its obligations, which the Company recognized as research and development expenses in the accompanying Statements of Operations.  As of August 31, 2017, this condition was met.

Asdera

On April 21, 2017, the Company entered into a License Agreement on Patent & Know-How Technology (“Asdera License”) with Asdera LLC (“Asdera”) whereby the Company was granted a worldwide, exclusive, license on certain Asdera intellectual property (“Asdera IP”). The initial cost to acquire the Asdera License is $50,000 and the issuance of 125,000 shares of the Company’s common stock, with a fair value of $487,500, of which the Company had fully paid and issued as of August 31, 2017, and recorded in research and development expenses in the accompanying Condensed Consolidated Statements of Operations. In addition to royalties based upon net sales of the product candidate, if any, the Company is required to make certain additional payments upon the following milestones:

-	the filing of an investigational new drug application (the “IND”) with the US Food and Drug Administration (“FDA”);
-	successful interim results of Phase II/III clinical trial of the product candidate;
-	FDA acceptance of a new drug application;
-	FDA approval of the product candidate; and
-	achieving certain worldwide net sales.

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

OMRF

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

The initial cost to acquire the OMRF License Agreement is $10,000, which will be payable upon reaching certain agreed conditions.  The Company is expecting to pay this initial cost in the next quarter. In addition to royalties based upon net sales of the product candidate, if any, the Company is required to make additional payments upon the following milestones:

	the completion of certain preclinical studies (the “Pre-Clinical Trials”);
	the filing of an investigational new drug application (the “IND”) with the US Food and Drug Administration (“FDA”) or the filing of the equivalent of an IND with the foreign equivalent of the FDA;
	successful completion of each of Phase I, Phase II and Phase III clinical trials;
	FDA approval of the product candidate;
	approval by the foreign equivalent of the FDA of the product candidate;
	achieving certain worldwide net sales; and
	a change of control of QBIO.

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

Note 8 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses associated with related parties were incurred as follow, and were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

	For the three months ended August 31,		For the nine months ended August 31,
	2017	2016	2017	2016
Related parties	$102,500	$104,632	$322,500	$207,875

Note 9 - Stockholders’ Equity Deficit

As of August 31, 2017, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Private Placement

On August 1, 2017, the Company closed its private placement (“August Private Placement”), selling an aggregate of 953,249 units (“Units”) at a price of $3.20 per Unit, for an aggregate cash proceeds of approximately $2.4 million, net of offering costs, and the retirement of $0.5 million in principal and accrued interest of the Debentures.  A Unit consists of one common stock and one warrant exercisable for five years from the date of issuance into a share of the Company’s common stock at an exercise price of $4.50.

In connection with the August Private Placement, the Company issued an aggregate of 39,246 warrants to the placement agent as consideration.  These warrants have the same terms with the warrants issued in the August Private Placement.

In January 2017, the Company issued 20,000 shares of the Company’s common stock upon receiving the notice to exercise the warrants at an exercise price of $3.50 included in Unit A sold in the private placement held in May 2017, for an aggregate purchase price of $70,000.

Issuance of Shares for Services

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services.  During the nine months ended August 31, 2017, the Company issued an aggregate of 108,705 shares of the Company common stock to various vendors for investor relation and introductory services, valued at approximately $0.5 million based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2017.

Note 10 – Warrants and Options

Warrant Liability

As of November 30, 2016, the Company had outstanding warrants issued as part of the private placement units initially classified as liabilities because the exercise price may be adjusted downward, in certain circumstances, for a ninety-day period following their initial issuance. Warrant liabilities are measured at fair value, with changes in fair value recognized each reporting period in the Statement of Operations. The warrants ceased being liability classified at the conclusion of the ninetieth day from issuance.  As a result, an aggregate of approximately $228,000 in warrant liability was reclassified to equity during the nine months ended August 31, 2017.  All other warrants are equity classified.

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

Fair value of warrant liability at November 30, 2016	$168,070
Issuance of new warrant liability	-
Change in fair value of warrant liability	59,870
Reclassification of warrant liability to equity	(227,940)
Fair value of warrant liability at August 31, 2017	$-

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at August 31, 2017 and changes during the period then ended:
				Weighted Average
		Weighted Average		Remaining Contractual
	Warrants	Exercise Price	Intrinsic Value	Life (years)
Outstanding at November 30, 2016	1,047,500	$2.54	$1,158,000	4.10
Issued	2,006,495	-	-	-
Exercised	(20,000)	3.50	-	-
Outstanding at August 31, 2017	3,033,995	$3.66	$1,659,285	4.29
Exercisable at August 31, 2017	2,245,995	$3.54	$1,617,235	4.19

Fair value of all outstanding warrants was calculated with the following key inputs:

For the nine months ended August 31, 2017
Stock price	$3.50 - $7.87
Term (years)	1.75 – 5.0
Volatility	129.81% - 142.93%
Risk-free rate	1.17% - 1.74%
Dividend yield	0.00%

Options issued for services

The following represents a summary of all outstanding options to purchase the Company’s common stock at August 31, 2017 and changes during the period then ended:

Weighted Average
		Weighted Average		Remaining Contractual
	Options	Exercise Price	Intrinsic Value	Life (years)
Outstanding at November 30, 2016	-	$-	$-	-
Issued	450,000	4.00	26,100	4.76
Exercised	-	-	-	-
Outstanding at August 31, 2017	450,000	$4.00	$26,100	4.76
Exercisable at August 31, 2017	-	$-	$-	-

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $4.2 million and $3.0 million, as a result of the shares, outstanding warrants and options issued to consultants and employees during the nine months ended August 31, 2017 and 2016, respectively.

As of August 31, 2017, the estimated unrecognized stock-based compensation associated with these agreements is approximately $3.5 million and will be recognized over the next 0.32 year.

Note 11 – Subsequent Events

Research Agreement #1

On September 1, 2017, the Company entered into the research agreement (“Research Agreement #1) with OMRF to have OMRF perform the research program for a maximum period of six months.  The Company agreed to pay OMRF a total cost of approximately $100,000 for the performance of the research program.

Conversion of debt

On October 16, 2017, the Company received the conversion notice from the holder of the Debentures to convert an aggregate of $500,000 in principal of the Second Debenture Note, along with its accrued interest, into an aggregate of 142,662 shares of the Company’s common stock.  The Company has not issued these shares yet.

Issuance of securities

On October 3, 2017, the Company amended the Debentures to extend the maturity date from November 30, 2017 to November 30, 2018, and issued 25,641 restricted shares of its common stock to the holder of the Debentures as consideration.

In September 2017, the Company issued warrants to purchase up to 50,000 shares of the Company’s common stock to two vendors for services. The warrants are exercisable for three years at a per share price of $4.00.

Subsequent to August 31, 2017, the Company issued an aggregate of 31,000 shares of its common stock to its vendors for services.

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

On December 7, 2016, the Company formed its wholly-owned subsidiary in Cayman Islands, “Q BioMed Cayman SEZC”.

Recent Developments

On August 1 2017 we closed a $3,050,390 equity financing. The financing with a small group of accredited investors provides the necessary capital to meet near term milestones and catalysts in its most advanced product portfolio assets, including the commercialization of Strontium Chloride 89, multiple IND enabling studies, CMC manufacturing and at least one IND filing.

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

We have initiated final drug product manufacturing however as a result of the 2 major hurricanes in both Texas and Florida and their impact on the logistics and in particular the contract manufacturing facilities in those states, we are taking additional steps to ensure that the manufacturing process meets our strict standards and safety is never compromised. We are building additional redundancies into our supply chain, including adding new manufacturing sites and securing the required FDA approval for those sites. We will work with the regulators to affect those changes as soon as possible.  As a result of these measures SR89 may not be commercially available until the end of 2017. A new website, www.PainFreeCancer.com was recently announced in anticipation of the commercial launch.

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

 We recently announced a partnership with Sphaera Pharma to develop a new and proprietary analog of QBM-001 for pediatric developmental nonverbal disorder. Sphaera Pharma will employ its proprietary and patented platform to produce a novel analog that aims to reduce or eliminate potential side effects and can reduce the amount of product a toddler needs to take on a daily basis. Preclinical testing of the new analog is currently underway and a final product is scheduled to be ready by the middle of October, putting Q BioMed on a path to file an IND towards the end of 2017 or the beginning of 2018.

The proprietary analog will also allow Q BioMed to apply for a global composition of matter patent for QBM-001, while still ensuring Q BioMed can pursue the 505(b)2 regulatory pathway in the US to ensure toddlers can possibly benefit from QBM-001 as soon as possible.

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

Mannin is continuing its focus on research and discovery on the biology of Tie2/TEK signaling and its relationship with Schlemm’s Canal function and regulation of intra-ocular pressure. Additional data sets and IP have been developed around this novel mechanism of action.  Mannin is evaluating strategic partnerships opportunities to grow its intellectual property portfolio within the Tie2/TEK signaling market, and is seeking complementary technologies to strengthen its product pipeline. The Ties/TEK platform is applicable to other indications and we have made progress in identifying potential treatments for cardiovascular diseases as well as kidney diseases using this innovative approach.
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
Mannin Research will be presenting at Spotlight on JLABS, at JLABS @ Toronto on Wednesday October 11th. Spotlight provides the opportunity to learn more about some of the exciting companies creating scientific breakthroughs at JLABS in Toronto. Mannin is one of four companies that will give candid, informative presentations detailing their executive teams, an overview of their company and highlighting their reasons for joining JLABS.
Mannin Research Inc. will also attend the JLABS CEO Summit on Wednesday October 18th and 19th in San Diego, California. The JLABS CEO Summit provides resident companies at any of the JLABS sites to come together for networking, workshops & seminars, and 1:1 meetings with investors, other JLABS residents, or their JPAL mentor. The goal of the program is to provide JLABS residents with a forum to explore potential areas of partnership with J&J.
We are pleased with the progress Mannin research teams have achieved over the past several months.

We continue to advance all the assets in our pipeline. We have executed on our plan to build a pipeline of considerable inherent value with several catalysts expected for the duration of 2017 and into 2018. We aim to have a commercial drug on the market by the end of 2017and at least 2 new INDs filed in 2018 including a Phase 4 and a Phase 2/3 pivotal trial. We remain committed to advancing our assets towards the patients that need them.

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

Unaudited Results of Operations for the three months ended August 31, 2017 and 2016:

	For the three months ended August 31,
	2017	2016
Operating expenses:
General and administrative expenses	$3,038,018	$1,150,964
Research and development expenses	697,966	443,222
Total operating expenses	3,735,984	1,594,186

Other income (expenses):
Interest expense	(202,160)	(114,847)
Interest income	15	-
Loss on conversion of debt	-	(29,032)
Loss on extinguishment of debt	(76,251)	-
Loss on issuance of convertible notes	-	(28,000)
Change in fair value of embedded conversion option	32,983	50,000
Change in fair value of warrant liability	-	-
Total other expenses	(245,413)	(121,879)

Net loss	$(3,981,397)	$(1,716,065)

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in operating expenses was mainly due to more professional fees incurred in connection with the license agreements with Mannin, BNI and Asdera as well as the issuance and conversion of convertible notes.

Other expenses

During the three months ended August 31, 2017, other expenses included approximately $202,000 in interest expense, a gain of $33,000 for the change in fair value of embedded conversion options, approximately $76,000 in loss on the extinguishment of debt.  During the three months ended August 31, 2016, other expenses included approximately $115,000 in interest expense, a gain of $50,000 for the change in fair value of embedded conversion options, $28,000 in loss on the issuance of convertible debt, and $29,000 in loss on conversion of debt.

The increase in other expenses were mainly due to the loss in extinguishment of debt and less gain in change in fair value of embedded conversion option.

Net loss

In the three months ended August 31, 2017 and 2016, we incurred net losses of approximately $4 million and $1.7 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Unaudited Results of Operations for the nine months ended August 31, 2017 and 2016:

	For the nine months ended August 31,
	2017	2016
Operating expenses:
General and administrative expenses	$6,122,565	$3,637,868
Research and development expenses	2,296,324	663,500
Total operating expenses	8,418,889	4,301,368

Other income (expenses):
Interest expense	(635,267)	(304,596)
Interest income	123	-
Loss on conversion of debt	(365,373)	(89,210)
Loss on extinguishment of debt	(76,251)	-
Loss on issuance of convertible notes	-	(481,000)
Change in fair value of embedded conversion option	(812,017)	362,000
Change in fair value of warrant liability	(59,870)	-
Total other expenses	(1,948,655)	(512,806)

Net loss	$(10,367,544)	$(4,814,174)

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in operating expenses was mainly due to more professional fees incurred in connection with the license agreements with Mannin, BNI and Asdera as well as the issuance and conversion of convertible notes.

Other expenses

During the nine months ended August 31, 2017, other expenses included approximately $635,000 in interest expense, $812,000 for the change in fair value of embedded conversion options, approximately $60,000 for the change in fair value of warrant liability, $76,000 in loss on extinguishment of debt, and approximately $365,000 in loss on conversion of debt.  During the nine months ended August 31, 2016, other expenses included approximately $305,000 in interest expense, a gain of $362,000 for the change in fair value of embedded conversion options, $481,000 in loss on the issuance of convertible debt, and approximately $89,000 in loss on conversion of debt.

The increase in other expenses were mainly due to interest expense and the change in fair value of embedded conversion option.

Net loss

In the nine months ended August 31, 2017 and 2016, we incurred net losses of approximately $10.4 million and $4.8 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a base of operations and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We had approximately $2.5 million in cash as of August 31, 2017.  Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund its operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the nine months ended August 31,
	2017	2016

Net cash (used in) provided by:
Operating activities	$(3,923,455)	$(868,497)
Financing acitivities	4,953,900	875,075
Net (decrease) increase in cash	$1,030,445	$6,578

Net cash used in operating activities was approximately $4 million for the nine months ended August 31, 2017 as compared to approximately $869,000 for the nine months ended August 31, 2016.  The increase in net cash used in operating activities relates to the net loss of approximately $10.4 million for the nine months ended August 31, 2017, partially offset by aggregate non-cash expenses of approximately $6.4 million.  The net cash used in operating activities for the nine months ended August 31, 2016 relates to the net loss of approximately $4.8 million for the nine months ended August 31, 2016, partially offset by aggregate non-cash expenses of approximately $3.5 million.

Net cash provided by financing activities was approximately $5 million for the nine months ended August 31, 2017, resulting mainly from proceeds received from the issuance of convertible notes payable and private placement.  Net cash provided by financing activities was $875,000 for the nine months ended August 31, 2016, resulting mainly from proceeds received from the issuance of convertible notes payable.

Commitments and Contingencies

License Agreements

Mannin

Pursuant to the license agreement with Mannin as disclosed in our Annual Form 10-K, filed with the SEC on February 28, 2017, during the three and nine months ended August 31, 2017, we incurred approximately $525,000 and $1.4 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Patent and Technology License and Purchase Option Agreement (“Exclusive License”).  Through August 31, 2017, we have funded an aggregate of $2.15 million to Mannin under the Exclusive License.

Bio-Nucleonics

On September 6, 2016, we entered into the Patent and Technology License and Purchase Option Agreement with Bio-Nucleonics Inc. (“BNI”) whereby we were granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the Exclusive License.

During the three and nine months ended August 31, 2017, we incurred approximately $144,000 and $352,500, respectively, in research and development expenses pursuant to the Exclusive License with BNI.  As of August 31, 2017, we had paid approximately $351,700 to BNI out of the $850,000 cash funding requirement. We are not obligated to provide further funding to BNI until BNI satisfies all of its pre-existing obligations totaling $163,500.  To this end, we had provided an aggregate of approximately $59,000 through August 31, 2017 to BNI to help settle its obligations, which we recognized as research and development expenses in the accompanying Statements of Operations.

Asdera

On April 21, 2017, we entered into a License Agreement on Patent & Know-How Technology (“Asdera License”) with Asdera LLC (“Asdera”) whereby we were granted a worldwide, exclusive, license on certain Asdera intellectual property (“Asdera IP”). The initial cost to acquire the Asdera License is $50,000 and the issuance of 125,000 shares of our common stock, with a fair value of $487,500, of which we had fully paid and issued as of August 31, 2017. In addition to royalties based upon net sales of the product candidate, if any, we are required to make certain additional payments upon the following milestones:

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

The initial cost to acquire the OMRF License Agreement is $10,000. In addition to royalties based upon net sales of the product candidate, if any, we are required to make additional payments upon the following milestones:

	the completion of certain preclinical studies (the “Pre-Clinical Trials”);
	the filing of an investigational new drug application (the “IND”) with the US Food and Drug Administration (“FDA”) or the filing of the equivalent of an IND with the foreign equivalent of the FDA;
	successful completion of each of Phase I, Phase II and Phase III clinical trials;
	FDA approval of the product candidate;
	approval by the foreign equivalent of the FDA of the product candidate;
	achieving certain worldwide net sales; and
	a change of control of QBIO.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were approximately $102,500 and $104,000 for the three months ended August 31, 2017 and 2016, respectively, and were approximately $322,500 and $207,875 for the nine months ended August 31, 2017 and 2016, respectively, included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2017, we issued an aggregate of 953,249 units to third-party investors in a private placement, with each unit consisting one common stock and one warrant exercisable for five years from the date of issuance into a share of the Company’s common stock at an exercise price of $4.50.

On October 3, 2017, we issued 25,641 restricted shares of our common stock to the holder of the Debentures as consideration for extending the maturity date of the Debentures from November 30, 2017 to November 30, 2018.

In September and October 2017, we issued an aggregate of 31,000 shares of its common stock to our vendors for services.

On October 16, 2017, we issued 146,662 shares of our common stock to the holder of a convertible notes issued on March 10, 2017 upon the conversion of $500,445.21 of principal and interest of such note.

We issued these shares in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended. We have previously reported all other sales of unregistered securities otherwise required to be included in this section.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
Exhibit Number	Name and/or Identification of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q BIOMED INC.

October 18, 2017	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer