Form 10-K
period 2017-11-30
Q BioMed Inc.
filed 2018-02-28
CIK 1596062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold:  $22,420,596 as of May 31, 2017.

As of February 26, 2018 there were 13,947,784 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

●    our need for additional financing;

●    our limited operating history;

●    our history of operating losses;

●    our lack of insurance coverage;

●    the competitive environment in which we operate;

●    changes in governmental regulation and administrative practices;

●    our dependence on key personnel;

●    conflicts of interest of our directors and officers;

●    our ability to fully implement our business plan;

●    our ability to effectively manage our growth; and

●    other regulatory, legislative and judicial developments.

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

FORM 10-K
For the fiscal year ended November 30, 2017

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are a biotechnology acceleration and development company focused on acquiring and in-licensing pre-clinical, clinical-stage and approved life sciences therapeutic products. Currently, we have a portfolio of four therapeutic products, including an FDA approved product, Strontium 89, a radiopharmaceutical for metastatic cancer bone pain, and three development stage products: QBM-001 for rare pediatric non-verbal autism spectrum disorder, Uttroside-B for liver cancer, and MAN 01 for glaucoma. We aim to maximize risk-adjusted returns by focusing on multiple assets throughout the discovery and development cycle. We expect to benefit from early positioning in illiquid and/or less well known privately-held assets, thereby enabling us to capitalize on valuation growth as these assets move forward in their development.

Our mission is to:

(i)	license and acquire pre-commercial innovative life sciences assets in different stages of development and therapeutic areas from academia or small private companies;

(ii)	license and acquire FDA approved drugs and medical devices with limited current and commercial activity; and

(iii)	accelerate and advance our assets to the next value inflection point by providing: strategic capital, business development and financial advice and experienced sector specific advisors.

In 2018, we plan: (i) to generate revenue from our Strontium 89 product for pain palliation in bone metastases as well as commence a therapeutic expansion post-marketing phase 4 trial for this product; and (ii) to commence a phase 2/3 pivotal trial with our QBM-001 asset to address a non-verbal learning disorder in autistic children. In 2019, we intend to file investigational new drug applications, or INDs, with the FDA for each of our Uttroside-B and MAN 01 assets for the treatment of liver cancer and glaucoma, respectively.

Following is a summary of our product pipeline.

Our Strategy

Our goal is to become a leading biotechnology acceleration and development company with a diversified portfolio of therapeutic products commercially available and in development. To achieve this goal, we are executing on the following strategy:

●
Strategically collaborate or in- and out-license select programs.
We seek to collaborate or in- and out-license certain potentially therapeutic candidate products to biotechnology or pharmaceutical companies for preclinical and clinical development and commercialization.

●
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

●
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

●
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

On August 5, 2015, we recorded a stock split effectuated in the form a stock dividend. The stock dividend was paid at a rate of 1.5 “new” shares for every one issued and outstanding share held. All common share amounts and per share amounts as referred throughout this prospectus have been adjusted to reflect the stock split.

On April 21, 2015, we issued 2,500,000 shares of our common stock to Mr. Denis Corin pursuant to a consulting agreement and Mr. Corin also agreed to join the Board of Directors. On July 15, 2016, we issued to Mr. Corin five-year warrants to purchase 150,000 shares of common stock at a price of $1.45 per share.

On June 1, 2015, our shareholders elected Mr. William Rosenstadt to the Board of Directors and appointed him as Chief Legal Officer.  In exchange for such services for a one-year term, we agreed to pay Mr. Rosenstadt 375,000 shares of our common stock. We engaged the law firm at which Mr. Rosenstadt is a partner to provide us with legal services. We have paid for these services through the issuance to such law firm of 500,000 shares of our common stock on June 1, 2015, five-year warrants to purchase 250,000 shares of common stock at a price of $4.15 per share on January 15, 2016 and five-year warrants to purchase 50,000 shares of common stock at a price of $1.45 per share on July 16, 2016. On July 15, 2016, we issued Mr. Rosenstadt five-year warrants to purchase 150,000 shares of common stock at a price of $1.45 per share for his services as a director.

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

On October 27, 2015, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to increase the number of shares of common stock that we are authorized to issue from 100,000,000 shares to 250,000,000 shares. The Certificate of Amendment affected no provisions of our Articles of Incorporation other than the number of common stock that we are authorized to issue, and we are still authorized to issue 100,000,000 shares of preferred stock.

Our Drug Discovery Approach

We aim to acquire or license and have assembled a pipeline of multiple therapeutics in development stages ranging from early pre-clinical to commercial ready. Our model seeks to diversify risk by broadening the therapeutic areas we work in as well as providing multiple catalysts as we advance assets through the clinical and regulatory process.

Our mission is to:

(i)	license and acquire pre-commercial innovative life sciences assets in different stages of development and therapeutic areas from academia or small private companies;

(ii)	license and acquire FDA approved drugs and medical devices with limited current and commercial activity;

(iii)	accelerate and advance our assets to the next value inflection point by providing: (A) strategic capital, (B) business development and financial advice and (C) experienced sector specific advisors.

Our Research and Development Activities

In the fiscal years ended November 30, 2017 and 2016, we have incurred approximately $3.0 million and $1.3 million, respectively, on research and development activities, including the issuance of 125,000 and 50,000 shares of common stock issued to Asdera LLC (“Asdera”) and Bio-Nucleonics Inc. (“BNI”) in the corresponding year, valued at approximately $488,000 and $160,000, respectively.

Mannin Intellectual Property

On October 29, 2015, we entered into a Patent and Technology License and Purchase Option Agreement with Mannin whereby we were granted a worldwide, exclusive license on, and option to acquire, certain Mannin intellectual property, or IP, within the four-year term.

The Mannin IP is initially focused on developing a first-in-class eye drop treatment for glaucoma. The technology platform may be expanded in scope beyond ophthalmological uses and may include cystic kidney disease and others. The initial cost to acquire the exclusive license from Mannin was $50,000 and the issuance of 200,000 shares of our common stock, valued at $548,000, subject to an 18-month restriction from trading and subsequent leak-out conditions. Upon Mannin completing a successful phase 1 proof of concept trial in glaucoma, we will be obligated to issue an additional 1,000,000 shares of our common stock to Mannin, also subject to leak-out conditions. We believe this milestone could occur in the first half of 2019.

Pursuant to the exclusive license from Mannin, we may purchase the Mannin IP within the next four years in exchange for: (i) investing a minimum of $4,000,000 into the development of the Mannin IP and (ii) possibly issuing Mannin additional shares of our common stock based on meeting pre-determined valuation and market conditions. During the years ended November 30, 2017 and 2016, we incurred approximately $1.9 million and $1.1 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License, of which an aggregate of $2.0 million and $0.7 million was already paid as of November 30, 2017 and 2016, respectively.  Through November 30, 2017, we have funded an aggregate of $2.7 million to Mannin under the Exclusive License.

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

MAN 01 – New Vascular Therapeutics including Primary Open Angle Glaucoma

Mannin is utilizing a proprietary research platform technology to address the need for a new class of drugs to treat various vascular diseases. Our lead indication is for a first-in-class therapeutic eye-drop for the treatment of Primary Open Angle Glaucoma.

We are developing a first-in-class drug targeting the Schlemm's canal and its role in regulating interocular eye pressure, one of the leading causes of glaucoma. No other glaucoma company is targeting the Schlemm's canal, the main drainage pathway in the eye. This unique vessel is responsible for 70-90% of the fluid drainage in the eye. The MAN 01 drug is currently in the lead optimization stage of its pre-clinical testing. We aim to initiate IND enabling studies is 2018 and file an IND in 2019.

We believe that a deep pipeline of novel therapeutics can be developed from this research platform, which would treat a spectrum of vascular diseases including Cystic Kidney Disease, Pediatric Glaucoma and Inflammation.

Recently, a number of significant deals and announcements have been made in the ophthalmology space. Aerie Pharmaceuticals, Inc. announced successful efficacy data from its first phase III registration study, Mercury 1, on Roclatan. Roclatan (once daily) is being evaluated for its ability of lowering intraocular pressure, or IOP, in patients with glaucoma or ocular hypertension. The success of this Aerie trial is an indication of the importance of this market, and the acute need for novel drugs to treat the over 60 million sufferers of this disease. In addition, in October 2015, Allergan plc, a leading global pharmaceutical company, acquired AqueSys, Inc. a private clinical stage medical device company focused on developing ocular implants that reduce IOP associated with glaucoma, in an all-cash transaction for a $300 million upfront payment and regulatory approval and commercialization milestone payments related to AqueSys' lead development programs.

BioNucleonics Intellectual Property

On May 30, 2016, we entered into a Patent and Technology License and Purchase Option Agreement with BNI, which agreement was amended on September 6, 2016, whereby we were granted a worldwide, exclusive license on certain BNI intellectual property and the option to acquire the BNI IP within three years of the BNI.

The BNI IP consists of generic Strontium Chloride SR89 (Generic Metastron®) and all of BNI’s intellectual property relating to it. Currently, SR89 is a radiopharmaceutical therapeutic for cancer bone pain therapy. We plan on exploring options to broaden the technology platform in scope to uses beyond metastatic cancer bone pain. In exchange for the consideration, we agreed, upon reaching various milestones, to issue to BNI an aggregate of 110,000 shares of common stock that are subject to restriction from trading until commercialization of the product (which we anticipate will occur in Spring 2018) and subsequent leak-out conditions, and provide funding to BNI for an aggregate of $850,000 in cash, of which we had paid $466,000 as of November 30, 2017. Once we have funded up to $850,000 in cash, we may exercise the option to acquire the BNI IP at no additional charge.  In September 2016, we issued 50,000 shares of common stock, with a fair value of $160,500, to BNI pursuant to the exclusive license from BNI.

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

Generic Strontium89 Chloride SR89 Injection USP

Strontium89 is an FDA approved drug for pain palliation in bone metastases, primarily from breast, prostate and lung cancers. It is Medicare and Healthcare insurance reimbursable. Strontium-89 is a pure beta emitting radiopharmaceutical. It is a chemical analog of calcium and for this reason, localizes in bone. There is a significant concentration of both calcium and strontium analogs at the site of active osteoblastic activity. This is the biochemical basis for its use in treating metastatic bone disease.

Strontium 89 shows prolonged retention in metastatic bone lesions with a biological half-life of over 50 days, remaining up to 100 days after injection of the radiopharmaceutical, whereas the half-life in normal bone tissue is approximately 14 days. Strontium-89 has been shown to decrease pain in patients with osteoblastic metastases resulting from prostate cancer. When Strontium-89 Chloride is used, pain palliation occurs in up to 80% of patients within 2 to 3 weeks after administration and lasts from 3 to 12 months with an average of about 6 months.

In the United States, of the estimated 450,000 individuals newly diagnosed with either breast or prostate cancer, one in three will develop bone metastases, a common cause of pain in cancer patients. These figures are expected to increase as the potential patient population ages.

Strontium 89 is a non-opioid drug for the treatment of debilitating metastatic cancer pain in the bone. We believe there is a significant opportunity to market this effective drug as practitioners and caregivers are being encouraged to reexamine their use of opiates for treating patients in pain. We estimate the palliation market to be approximately $300 million annually. Additional therapeutic indications for Strontium 89 are possible, and we intend to pursue those in 2018, hopefully resulting in entry into a multi-billion dollar therapeutic area.

ASDERA Intellectual Property

On April 21, 2017, we entered into a License Agreement on Patent & Know-How Technology with ASDERA whereby we were granted a worldwide, exclusive, license on certain ASDERA intellectual property.

Among the more than 60,000 US children who develop autism spectrum disorders, or ASD, every year, approximately 20,000 become nonverbal and will have to rely on assisted living for the rest of their lives. The ASDERA IP is intended to treat the rare pediatric condition (nonverbal disorder) during the second year of life, when children learn to speak. Many of the children who miss this treatment window will become non-verbal for all of their lives. Currently, there is no treatment for this nonverbal disorder. The ASDERA IP is not intended to treat other aspects of ASD or to be used beyond the estimated treatment window. The ASDERA IP consists of patent-rights and know-how relating to a product candidate named ASD-002 (now identified as QBM001).

The initial cost to acquire the exclusive license from ASDERA was $50,000 and the issuance of 125,000 shares of our unregistered common stock subject to a leak-out conditions after the Rule 144 period has ended. In addition to royalties based upon net sales of the product candidate, if any, we are required to make additional payments upon the following milestones:

●	the filing of an investigational new drug application, or IND, with the US Food and Drug Administration;

●	successful interim results of Phase II/III clinical trial of the product candidate;

●	FDA acceptance of a new drug application;

●	FDA approval of the product candidate; and

●	achieving certain worldwide net sales.

Subject to the terms of the Agreement, we will be in control of the development and commercialization of the product candidate and are responsible for the costs of such development and commercialization.  We have undertaken a good-faith commitment to (i) initiate a Phase II/III clinical trial at the earlier of the two-year anniversary of the Agreement or one year from the FDA’s approval of the IND and (ii) to make our first commercial sale by the fifth-anniversary of the Agreement.  Failure to show a good-faith effort to meet those goals would mean that the ASDERA IP would revert to ASDERA.  Upon such reversion, ASDERA would be obligated to pay us royalties on any sales of products derived from the ASDERA IP until such time that ASDERA has paid us twice the sum that we had provided ASDERA prior to the reversion.

QBM-001 - Addressing Rare Pediatric Non-verbal Spectrum Disorder

Causes of non-verbal learning disorder have been linked to several complications that range from a specific mutated gene as with Fragile X Syndrome and Dravet Syndrome or autoimmunity, where the body’s immune system is attacking parts of the brain. Trauma, microbial infections and environmental factors have also been linked to non-verbal learning disorder. Ongoing research is helping to further explain the root cause of why children become non-verbal or minimally verbal.

Children born into families where there is a genetic history of autism or epileptic spectrum disorders or that have a sibling that has been diagnosed with an autistic or epileptic spectrum disorder have a much higher chance of becoming non-verbal.

More than 60,000 US children develop Autism Spectrum Disorders (“ASD”) every year, of whom 20,000 become non-verbal. A similar number of children with ASD symptoms in Europe develop pediatric non-verbal disorder each year. No drugs are currently available to ameliorate this condition. In the United States, of the estimated 20,000 who become non- or minimally verbal and will require assisted living for the rest of their life. The lifetime cost of that care is estimated at $10 million per person.

Cognitive intervention is the only form for treatment that has shown to help improve speech capability and social interaction, however, it has not been able to alleviate the lifetime burden of $10 million per person for cost of care. This is compounded by an additional $10 million during the lifespan of the person due to loss in productivity in addition to severe emotional strain for the child and the parents.

QBM-001 is proposed to be given to high-risk genetically identified children during the second year of life to regulate faulty membrane channels that are known to cause migraines and/or seizures. This drug acts as an allosteric regulator of these faulty channels in the brain to potentially alleviate the condition and allow toddlers to actively develop language and speech and avoid life-long speech and intellectual disability of being non-verbal

As there are no treatment option for these patients, we believe there is a significant economic opportunity to bring a drug to market in this indication. The active ingredient in our compound is well known and has been approved by worldwide regulators for many years. Using a novel delivery and formulation for the active ingredient, we intend to advance this drug through the 505(b)2 pathway in a single phase 2/3 clinical trial expected to commence in 2018.

RGCB and OMRF Intellectual Property

On June 15, 2017, we entered into a Technology License Agreement RGCB and OMRF whereby they granted us a worldwide, exclusive, license on intellectual property related to Uttroside-B.  Uttroside-B is a chemical compound derived from the plant Solanum nigrum Linn, also known as Black Nightshade or Makoi.  We seek to use the Uttroside-B IP to create a chemotherapeutic agent against liver cancer.

The initial cost to acquire the exclusive license for Uttroside is $10,000. In addition to royalties based upon net sales of the product candidate, if any, we are required to make additional payments upon the following milestones:

●	the completion of certain preclinical studies;

●	the filing of an investigational new drug application with the US Food and Drug Administration or the filing of the equivalent application with an equivalent governmental agency;

●	successful completion of each of Phase I, Phase II and Phase III clinical trials;

●	FDA approval of the product candidate;

●	approval by the foreign equivalent of the FDA of the product candidate;

●	achieving certain worldwide net sales; and

●	a change of control of our Company.

Subject to the terms of the exclusive license for Uttroside, we will be in control of the development and commercialization of the product candidate and are responsible for the costs of such development and commercialization.  We have undertaken a good-faith commitment to (i) fund the pre-clinical trials and (ii) to initiate a Phase II clinical trial within six years of the date of the Agreement.  Failure to show a good-faith effort to meet those goals would mean that the exclusive license for Uttroside would revert to the licensors.

UTTROSIDE-B - A Novel Chemotherapeutic for Liver Cancer

The liver is the football-sized organ in the upper right area of the belly. Symptoms of liver cancer are uncommon in the early stages. Liver cancer treatments vary, but may include removal of part of the liver, liver transplant, chemotherapy, and in some cases radiation. Primary liver cancer (hepatocellular carcinoma) tends to occur in livers damaged by birth defects, alcohol abuse, or chronic infection with diseases such as hepatitis B and C, hemochromatosis (a hereditary disease associated with too much iron in the liver), and cirrhosis. In the United States, the average age at onset of liver cancer is 63 years. Men are more likely to develop liver cancer than women, by a ratio of 2 to 1.

The only currently marketed drug is a tryosine kinase inhibitor antineoplastic agent, sorafinib. Current sales of sorafinib are estimated at $1 billion per year.

Uttroside-B appears to affect phosphorylated JNK (pro survival signaling) and capcase activity (apoptosis in liver cancer). It is a natural compound fractionated Saponin derived from the Solarim Nigrum plant. It is a small molecule that showed in early investigation to increase the cytotoxicity of a variety of liver cancer cell types and importantly to be up to ten times more potent than Sorafenib in pre-clinical studies. This potency motivates us to work with our partners to synthesize the molecule and move into a clinical program. We plan to initiate clinical work in late 2018.

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

We hold a license to all intellectual property related to each of (i) MAN 01, the drug candidate for the treatment of Primary Open Angle Glaucoma, (ii) ASD-002 (QBM001), the drug candidate related to a nonverbal disorder associated with autism, (iii) SR89, our generic Strontium 89 Chloride product candidate for metastatic cancer bone pain therapy, and (iv) the Uttroside platform.

We do not hold, and have not applied for, any patents in our own right. All patents are held in the licensors or inventors names and are assignable under license agreements to Q BioMed Inc..

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

Our generic SR89 product candidate will compete directly with Metastron® which is produced by a subsidiary of General Electric Company, a company with a market capitalization of over $150 billion. Metastron is currently the sole SR89 product for the treatment of cancer related bone pain, and we may not be able to penetrate this market sufficiently. General Electric Company may choose to significantly reduce the cost of Metastron, and we may face further price competition if other companies choose to produce a generic SR89 product. Such price competition may cause us to reduce our price and in turn, decrease any revenues we may generate.

Government Regulation

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive approval of a BLA from the FDA. The process of obtaining BLA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition to the significant clinical testing requirements, our ability to obtain marketing approval for these products depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our product manufacturing processes, testing procedures or facilities (or those of third parties upon which we rely) are insufficient to justify approval. Approval policies or regulations may change and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

The FDA or another regulatory agency can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for any indication;
●	the FDA may not accept clinical data from trials which are conducted by individual investigators or in countries where the standard of care is potentially different from the United States;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the FDA may fail to approve our manufacturing processes or facilities or those of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; or
●	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

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

Employees

As of December 31, 2017, we had 2 employees and 6 management consultants.

Properties

We do not own any properties. We have leased office space in the Cayman Islands.

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

As of the date hereof, we have raised our operating funds through contacts, high net-worth individuals and strategic investors situated in the United States and Cayman Islands. We have not generated any revenue from operations since inception. We have limited assets upon which to commence our business operations and to rely otherwise.  At November 30, 2017, we had cash and cash equivalents of approximately $825,000.  On February 2, 2018, we netted approximately $4,915,000 from the registered sale of common stock and warrants to purchase common stock. As we have a monthly burn rate of approximately $600,000, we anticipate that we will have to raise additional funds and/or generate revenue from drug sales within twelve months to continue operations. Additional funding will be needed to implement our business plan that includes various expenses such as fulfilling our obligations under licensing agreements, legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. If we are unable to raise sufficient funds, we will be forced to scale back or cease our operations.

Our independent registered public accountant has issued a going concern opinion after auditing our consolidated financial statements; our ability to continue depends on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to acquire and market our proposed products and establish the necessary relationships to implement our business plan. We were incorporated on November 22, 2013. Our operations to date were funded entirely by capital raised from our private offering of securities. Notwithstanding the offering, we will continue to require additional financing to execute our business strategy.  We totally depend on external sources of financing for the foreseeable future. Failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We entirely depend on our ability to attract and receive additional funding from either the sale of securities or the issuance of debt securities. Needed funds might never be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. The report of our independent registered public accounting firm on our consolidated financial statements, included herein, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause us to become dormant. Any additional equity financing may involve substantial dilution to our then existing stockholders.

Our business relies on intellectual property owned by third parties, and this reliance exposes us to the termination of the right to use that intellectual property and may result in inadvertent infringement of patents and proprietary rights of others.

Currently, we have four assets. Our business depends on:

●	our ability to continuously use the technology related to an eye drop treatment for glaucoma, our Mannin platform, that we have licensed from Mannin Research Inc.,

●	our ability to continuously use our intellectual property relating to generic Strontium Chloride-89, our BioNucleonics platform, that we have licensed from Bio-Nucleonics, Inc.,

●	our ability to continuously use our intellectual property relating to a rare pediatric condition (nonverbal disorder), our ASDERA platform, that we have licensed from ASDERA LLC and

●
our ability to continuously use our intellectual property relating to a chemical compound derived from the plant Solanum nigrum Linn, also known as Black Nightshade or Makoi, that we seek to use to create a chemotherapeutic agent against liver cancer, our uttroside platform, and that we have licensed from the Rajiv Gandhi Centre for Biotechnology, an autonomous research institute under the Government of India, known as RGCB, and the Oklahoma Medical Research Foundation, or the OMRF.

If the licenses were to terminate, we would lose the ability to conduct our business pursuant to our plan of operations.  Our ability to pursue our business plan would then depend on finding alternative platforms to license.  We may not be able to find an attractive platform on a timely and cost effective basis, and even if we did, such platform might be inferior to the ones we currently have a license to use and may not be attractive to potential customers.

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

The Mannin platform, BioNucleonics platform, the ASDERA platform and the Uttroside platform may potentially infringe other intellectual property rights. U.S. patent applications are generally confidential until the Patent and Trademark Office issues a patent. Therefore, we cannot evaluate the extent to which the licensed platform may infringe claims contained in pending patent applications. Further, without lengthy litigation, it is often not possible to determine definitively whether a claim of infringement is valid.  We may not be in a position to protect the intellectual property that we license as we are not the owners of that intellectual property and do not currently have the financial resources to engage in lengthy litigation.

Failure to maintain the license for, or to acquire, the intellectual property underlying any license or sublicense on which our plan of operations is based may force us to change our plan of operations.

We have to meet certain conditions to maintain the licenses for the intellectual property underlying the Mannin platform, the BioNucleonics platform, the ASDERA platform and the Uttroside platform and to acquire such intellectual property. Such conditions include payments of cash and shares of common stock, obtaining certain governmental approvals, initiating sales of products based on the intellectual property and other matters. We might not have the resources to meet these conditions and as a result may lose the licenses to the intellectual property that is vital to our business.

We lack an operating history and have not generated any revenues to date. Future operations might never result in revenues. If we cannot generate sufficient revenues to operate profitably, we may have to cease operations.

As we were incorporated on November 22, 2013 and more recently changed business direction, we do not have any operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to manufacture a product and to earn profit by attracting enough clients who will buy our products or services.  We might never generate revenues or, if we generate revenues, achieve profitability. Failure to generate revenues and profit will eventually cause us to suspend, curtail or cease operations.

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

Limited oversight of our management may lead to corporate conflicts.

We have only two directors who are also officers. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, since we only have two directors, they have significant control over all corporate issues.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest and similar matters.  The Sarbanes-Oxley Act of 2002, as well as rules enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on the New York Stock Exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions, we have not yet adopted these measures and, currently, would not be able to comply with such corporate governance provisions. We do not have an audit or compensation committee comprised of independent directors. Our two directors perform these functions and are not independent directors. Thus, there is a potential conflict in that our directors are also engaged in management and participate in decisions concerning management compensation and audit issues that may affect management performance.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our directors’ decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Additionally, these two directors beneficially own approximately 37% of our common stock. Although it is possible for them to be outvoted by the remaining shareholders at a general or special meeting if the two directors voted together, the size of their shareholdings and the absence of any other person beneficially owning more than 10% of our common stock would make this a difficult undertaking.

Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Pharmaceutical development has inherent risk. We will be required to demonstrate through well-controlled clinical trials for our product candidates for our Mannin platform, the ASDERA platform and the Uttroside platform and any additional uses based on the BioNucleonics platform that our product candidates are effective with a favorable benefit-risk profile for use in their target indications before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. We also may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of a New Drug Application or Biologics License Application, known as BLA, to the U.S. Food and Drug Administration and even fewer are approved for commercialization.

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

The FDA or another regulatory agency can delay, limit or deny approval of a product candidate for many reasons, including, but not limited to:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for any indication;
●	the FDA may not accept clinical data from trials which are conducted by individual investigators or in countries where the standard of care is potentially different from the United States;
●	results of clinical trials may not meet the level of statistical significance required by the FDA for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the FDA may fail to approve our manufacturing processes or facilities or those of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; or
●	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

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

Except for our Strontium Chloride 89, known as SR89, product candidate, we have not yet completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product or, if such product candidate is approved for marketing, future adverse events could cause us to withdraw such product from the market.

Delays in the commencement of our clinical trials could result in increased costs and delay our ability to pursue regulatory approval.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	obtaining regulatory clearance to commence a clinical trial;
●	identifying, recruiting and training suitable clinical investigators;
●
reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time and may vary significantly among different CROs and trial sites;

●	obtaining sufficient quantities of a product candidate for use in clinical trials;
●	obtaining Investigator Review Board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site;
●	identifying, recruiting and enrolling patients to participate in a clinical trial; and
●	retaining patients who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process or personal issues.

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

Once a clinical trial has begun, patient recruitment and enrollment may be slower than we anticipate. Clinical trials may also be delayed as a result of ambiguous or negative interim results or difficulties in obtaining sufficient quantities of product manufactured in accordance with regulatory requirements and on a timely basis. Further, a clinical trial may be modified, suspended or terminated by us, an IRB, an ethics committee or a data safety monitoring committee overseeing the clinical trial, any clinical trial site with respect to that site, or the FDA or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
●	inspection of the clinical trial operations or clinical trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
●	stopping rules contained in the protocol;
●	unforeseen safety issues or any determination that the clinical trial presents unacceptable health risks; and
●	lack of adequate funding to continue the clinical trial.

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

Our product candidates (if approved) or any other product candidates that we may develop and market may be later withdrawn from the market or subject to promotional limitations.

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

We rely on third parties to supply us with component and materials required for the development and manufacture of our product candidates. If they fail to provide the required components or we are unable to find a partner to manufacture the necessary products, there would be a significant interruption of our supply, which would materially adversely affect clinical development and potential commercialization of the product. In the event that the FDA or such other agencies determine that we or any third-party suppliers have not complied with cGMP, our clinical trials could be terminated or subjected to a clinical hold until such time as we or any third party are able to obtain appropriate replacement material. Furthermore, if any contract manufacturers who supply us cannot successfully manufacture material that conforms to our specifications and with FDA regulatory requirements, we will not be able to secure and/or maintain FDA approval for our product candidates. We, and any third-party suppliers are and will be required to maintain compliance with cGMPs and will be subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance.

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

We may not have the resources or capacity to commercially manufacture our product candidates, and we will likely continue to be dependent upon third party manufacturers. Our current inability, or our dependence on third parties, to manufacture and supply us with clinical trial materials and any approved products may adversely affect our ability to develop and commercialize our product candidates on a timely basis or at all.

We intend to contract with third parties either directly or through our licensors for the manufacture of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our commercialization efforts.

We do not have any manufacturing facilities. We expect to use third-party manufacturers for the manufacture of our product candidates and have entered into contracts with manufacturers through the licensor of our radio-pharmaceutical product, SR89. Even with such contracts in place, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;

●	the possible breach of the manufacturing agreement by the third party;

●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

●	reliance on the third party for regulatory compliance, quality assurance, and safety and pharmacovigilance reporting.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We intend to use and do use Mannin, BioNucleonics, ASDERA, RGCB, OMRF and CROs to conduct our planned clinical trials and will and do rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with our clinical protocols. Our CROs, investigators and other third parties will and do play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials.

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

Because we have limited financial and managerial resources, we will focus on a limited number of research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates for other indications for which there may be a greater likelihood of success or may prove to have greater commercial potential. Notwithstanding our investment to date and anticipated future expenditures on MAN 01 (Mannin), Uttroside-B (OMRF), QBM001 (Asdera) and the BioNucleonics IP, we have not yet developed, and may never successfully develop, any marketed treatments using these products other than the SR89 product candidate for which there is FDA approval. Research programs to identify new product candidates or pursue alternative indications for current product candidates require substantial technical, financial and human resources. Although we intend to, and do, support certain investigator-sponsored clinical trials of MAN 01, Uttroside-B, QBM001 evaluating various indications, as well as other uses of SR89, these activities may initially show promise in identifying potential product candidates or indications, yet fail to yield product candidates or indications for further clinical development.

We depend upon the services of our key management personnel, and the loss of their services would likely result in disruptions of our operations and have a material adverse effect on our business.

Our management and operations are dependent on the services of our management team, namely Mr. Denis Corin, our Chief Executive Officer and Chairman, and Mr. William Rosenstadt, our Chief Legal Officer and a Director.  We do not have employment or non-compete agreements with or maintain key-man life insurance in respect of either of these individuals.  Because of their knowledge of the industry and our operations and their experience with us, we believe that our future results depend upon their efforts, and the loss of the services of either of these individuals for any reason could result in a disruption of our operations which will likely have a material adverse effect on our business.

Other than our Chief Executive Officer, we currently do not have full-time employees, but we retain the services of independent contractors/consultants on a contract-employment basis. Our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees. We might not be able to successfully attract and retain skilled and experienced personnel.

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

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly-held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from our business and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of common stock on any stock exchange could be adversely affected.

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

Because of the small size of our company, we do not have separate Chairman, Chief Executive Officer and Chief Financial Officer positions, which may expose us to potential risks, including our failure to produce reliable financial reports and prevent and/or detect fraud.

We have not adopted a formal policy to separate or combine the positions of Chairman and Chief Executive Officer, both of which are currently held by Denis Corin who is also our acting principal financial officer.  In addition, our two employees also comprise our Board of Directors.  As such, there is no division of labor between our management and of our Board of Directors.  This structure exposes us to a number of risks, including a failure to maintain adequate internal controls, our failure to produce reliable financial reports and our failure to prevent and/or detect financial fraud.  Any such failures would adversely affect our financial condition and overall business operations.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Our management concluded that our internal controls and procedures were not effective to detect the inappropriate application of US GAAP for our most recent fiscal year. As we develop our business, hire employees and consultants and seek to protect our intellectual property rights, our current design for internal control over financial reporting must be strengthened to enable management to determine that our internal controls are effective for any period, or on an ongoing basis.  Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses. Among other outcomes, a downturn in general economic conditions could:

●
increase the cost of raising, or decrease our ability to raise, additional funds; as we do not anticipate generating sufficient revenue in the next twelve months to cover our operating costs, we may need to raise additional funding to implement our business if we do not raise sufficient funds in this offering. A recession or other negative economic factors could make this more difficult or prohibitive; or

●
interfere with services provided by third parties; we use third parties for research purposes and intend to use third parties for the production and distribution of our generic SR89 product candidate, and a general recession or other economic conditions could jeopardize the ability of any third parties to fulfill their obligations to us;

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

Even if we successfully produce product candidates, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved products will depend on a number of factors, including:

●	the efficacy and safety as demonstrated in clinical trials;
●	the clinical indications for which the product is approved;
●	acceptance by physicians, major operators of hospitals and clinics and patients of the product as a safe and effective treatment;
●	acceptance of the product by the target population;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate reimbursement and pricing by third parties and government authorities;
●	relative convenience and ease of administration;
●	the prevalence and severity of adverse events;
●	the effectiveness of our sales and marketing efforts; and
●	unfavorable publicity relating to the product.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue from these products and may not become or remain profitable.

We may incur substantial product liability or indemnification claims relating to the clinical testing and/or use of our product candidates.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, as well as related to the manufacture and consumption of product candidates that we successfully commercialize. Claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. While the manufacturer of our SR89 product maintains a $5 Million product liability policy, and the holder of the ANDA (BioNucleonics) are responsible for having their own coverage, we intend to obtain supplemental coverage, but do not currently have our own product liability insurance. When we initiate clinical trials, we intend to obtain the relevant coverage. As a result, such coverage may not be sufficient to cover claims that may be made against us and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

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

Our success depends, in large part, on obtaining and maintaining patent protection and trade secret protection for our product candidates and their formulations and uses, as well as successfully defending these patents against third-party challenges. The parties from which we license our intellectual property are responsible for prosecuting and maintaining patent protection relating to the intellectual property to which we have a license from that party. If any of these parties fails to appropriately prosecute and maintain patent protection for the intellectual property, our ability to develop and commercialize the respective product candidate may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights could have a material adverse effect on our financial condition and results of operations.

The patent application process is subject to numerous risks and uncertainties, and we or our partners might not be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

●	patent applications may not result in any patents being issued;

●	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable, or otherwise may not provide any competitive advantage;

●
our competitors, many of which have substantially greater resources than we or our partners and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use and sell our potential products;

●
there may be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and

●
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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third-party claims that we or any of our licensors, suppliers or collaborators infringe the third party’s intellectual property rights, we may have to:

●	obtain licenses, which may not be available on commercially reasonable terms, if at all;
●	abandon an infringing product candidate or redesign our products or processes to avoid infringement;
●
pay substantial damages, including the possibility of treble damages and attorneys’ fees, if a court decides that the product or proprietary technology at issue infringes on or violates the third party’s rights;

●	pay substantial royalties, fees and/or grant cross licenses to our technology; and/or
●	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

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

The U.S. Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks.”  Penny stocks generally are equity securities with a price of less than $5 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.  If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Any additional financing may dilute existing shareholders and decrease the market price for shares of our common stock.

If we raise additional capital, our existing shareholders may incur substantial and immediate dilution. We estimate that we will need approximately $20,000,000 in additional funds over the next 2 years to complete our business plan. The most likely source of future funds available to us is through the sale of additional shares of common stock. Such sales might occur below market price and below the price of which existing shareholders purchased their shares.

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

Our shares of common stock trading on the OTCQB will fluctuate significantly. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

●	sales or potential sales of substantial amounts of our common stock;
●	delay or failure in initiating or completing pre-clinical or clinical trials or unsatisfactory results of these trials;
●	announcements about us or about our competitors, including clinical trial results, regulatory approvals or new product introductions;
●	developments concerning our licensors, product manufacturers or our ability to produce Man-01;
●	developments concerning our licensors, product manufacturers or our ability to produce SR89;
●	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
●	conditions in the pharmaceutical or biotechnology industries;
●	governmental regulation and legislation;
●	variations in our anticipated or actual operating results;
●	change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;
●	change in general economic trends; and
●	investor perception of our industry or our prospects.

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

A large number of our shares may be sold without restriction in public markets. These include:

●	approximately 6,660,000 of our outstanding shares of common stock recorded by our transfer agent as of November 30, 2107 as unrestricted and freely tradable;

●
shares of our common stock that are, or are eligible to be, unrestricted and free trading pursuant to Rule 144 or other exemptions from registration under the Securities Act that have not yet been recorded by our transfer agent as such;

●	1,711,875 shares of our common stock that were sold pursuant to a registration statement on Form S-1 on February 1, 2018; and

●	1,711,875 shares of our common stock underlying warrants that were sold pursuant to a registration statement on Form S-1 on February 1, 2018.

A large portion of the shares that are freely tradable, were issued at a price that is significantly below the closing price of $2.99 as of February 26, 2018. If the holders of our free trading shares wanted to make a profit on their investment (or if they wish to sell for a loss), there might not be enough purchasers to maintain the market price of our common stock on the date of such sales.  Any such sales, or the fear of such sales, could substantially decrease the market price of our common stock and the value of your investment.

We have not paid dividends to date and do not intend to pay any dividends in the near future.

We have never paid dividends on our common stock and presently intend to retain any future earnings to finance the operations of our business. You may never receive any dividends on our shares.

The exercise of warrants and options or future sales of our common stock may further dilute the shares of common stock you receive in this offering.

As of the date hereof, we have outstanding vested and unvested options and warrants exercisable into 3,583,995 shares of common stock. The issuance of any shares of common stock pursuant to exercise of such options and warrants or the conversion of such notes would dilute your percentage ownership of our Company, and the issuance of any shares of common stock pursuant to exercise of such options and warrants or the conversion of such notes at a per share price below the offering price of shares being acquired in this offering which would dilute the net tangible value per share for such investor.

Our Board of Directors is authorized to sell additional shares of common stock, or securities convertible into shares of common stock, if in their discretion they determine that such action would be beneficial to us. Approximately 95% of our authorized shares of common stock and 100% of our shares of preferred stock are available for issuance.  Any such issuance would dilute the ownership interest of persons acquiring common stock in this offering, and any such issuance at a share price lower than then net tangible book value per share at the time an investor purchased its shares would dilute the net tangible value per share for such investor.

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

	High Bid	Low Bid

Fiscal Year 2018
December 1, 2017 through February 26, 2018	$5.55	$2.73

Fiscal Year 2017
November 30, 2017	$5.90	$3.35
August 31, 2017	$5.10	$3.19
May 31, 2017	$7.90	$3.35
February 29, 2017	$12.61	$3.20

Fiscal Year 2016
November 30, 2016	$6.00	$2.39
August 31, 2016	$4.14	$1.26
May 31, 2016	$4.10	$2.00
February 29, 2016	$4.69	$2.35

The last reported sales price for our shares on the OTCQB as of February 26, 2018, was $2.99 per share. As of February 26, 2018, we had approximately 3,840 shareholders who held stock through securities position listings.

Holders

As of February 26, 2018, we had 13,947,784 shares of $0.001 par value common stock issued and outstanding.  Our Transfer Agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, Phone: (212) 828-8436.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the Section entitled "Risk Factors", and other documents we file with the Securities and Exchange Commission. Historical results are not necessarily indicative of future results.

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

Recent Developments

Capital Raising

On August 1, 2017 we closed a $3,050,390 equity financing. The financing with a small group of accredited investors provides the necessary capital to meet near term milestones and catalysts in its most advanced product portfolio assets, including the commercialization of Strontium Chloride 89, multiple IND enabling studies, CMC manufacturing and at least one IND filing.

On February 1, 2018 we closed a $5.48 million equity financing. This financing with a small group of hedge funds and accredited investors provides the capital to advance all assets and the capital to meet near term catalysts, including the expected initiation of sales of SR89 and the filing of an IND for QBM001.

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

We have initiated final drug product manufacturing however as a result of the 2 major hurricanes in both Texas and Florida and their impact on the logistics and in particular the contract manufacturing facilities in those states, we are taking additional steps to ensure that the manufacturing process meets our strict standards and safety is never compromised. We are building additional redundancies into our supply chain, including adding new manufacturing sites and securing the required FDA approval for those sites. We will work with the regulators to affect those changes as soon as possible.  As a result of these measures SR89 may not be commercially available until the the 2nd quarter of 2018, pending approval of the FDA. A new website, www.PainFreeCancer.com was recently announced in anticipation of the commercial launch.

We intend to make this drug as widely available as possible and to ensure that the drug will be priced competitively. In light of the current opiate overuse and abuse crisis, we are pleased to be offering this non-narcotic cancer pain palliation drug to patients suffering from this debilitating condition.

There are approximately 300,000 – 400,000 new cases of bone metastases in patients with prostate, breast and lung cancer per year in the U.S. alone with 1 in 3 of those being ideal candidates for SR89.  Approximately 80% of patients using SR89 have reported experiencing a substantial decrease in pain, an increase in physical activity and a reduction in the need for opiate analgesics. In the body, strontium acts similarly to calcium and is preferentially taken up in osteoblastic tissue while the unabsorbed isotope is excreted in the urine the first 2 to 3 days following injection, clearing rapidly from the blood and selectively localizing in bone mineral. Uptake of strontium by bone occurs preferentially in sites of active osteogenesis; thus primary bone tumors and areas of metastatic involvement (blastic lesions) can accumulate significantly greater concentrations of strontium than surrounding normal bone.

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

We believe there is an opportunity to invest additional resources into the program by conducting a post-marketing phase 4 trial to expand the indication and label to a primary cancer therapeutic. This would grow the revenue potential significantly and place our drug in the multi-billion dollar cancer therapy market.

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

 We recently announced a partnership with Sphaera Pharma to develop a new and proprietary analog of QBM-001 for pediatric developmental nonverbal disorder. Sphaera Pharma will employ its proprietary and patented platform to produce a novel analog that aims to reduce or eliminate potential side effects and can reduce the amount of product a toddler needs to take on a daily basis. Preclinical testing of the new analog is currently underway to support a pre-IND and subsequent IND filing expected in the 2nd quarter of 2018. We plan to initiate a phase 2/3 pivotal clinical trial in the Summer of 2018.

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

We are currently working on synthesizing the molecule chemically to ensure commercial availability and scalability. We anticipate that pre-IND work will be done by the middle of this year, and the IND is expected to be filed in the second half of 2018.

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

We are pleased with the progress Mannin research teams have achieved over the past several months and look forward to putting the final drug candidates into IND enabling studies.

We continue to advance all the assets in our pipeline. We have executed on our plan to build a pipeline of considerable inherent value with several catalysts expected for 2018. We aim to have a commercial drug on the market by the 2nd quater of 2018 and 2 new INDs filed in 2018 including a Phase 4 and a Phase 2/3 pivotal trial. We remain committed to advancing our assets towards the patients that need them and driving value for our shareholders.

Financial Overview

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2017 and 2016.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and accounts payable because they are short term in nature.

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

●
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

●
Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

●
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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended November 30, 2017 and 2016. The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

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

We apply a more-likely-than-not recognition threshold for all tax uncertainties, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of November 30, 2017, we reviewed our tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on us.

Our policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the years ended November 30, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

On December 22, 2017, the United States enacted new tax legislation, the Tax Cuts and Jobs Act. We are currently in the process of evaluating the impact this law will have on our consolidated financial statements and calculating the related impact to our tax expense. We expect the largest impact from this legislation to the Company to be from the provisions that lower the corporate tax rate to 21% beginning on January 1, 2018, and impose tax on earnings outside the United States that have previously not been subject to United States tax, which must be paid beginning in fiscal 2019 through fiscal 2026. The adjustments to the Company’s tax expense for this legislation will be recorded beginning in the period of enactment and are not expected to materially affect the consolidated financial statements, given the Company’s net deferred tax asset position has a full valuation allowance.

Recent accounting pronouncements

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. We adopted ASU No. 2016-06 in the fiscal year ended November 30, 2017 and its adoption did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard will be effective for us on January 1, 2018. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Update may be adopted early. We adopted the provisions of ASC 2017-01 effective December 1, 2016. Adoption did not have a material impact on our financial position, results of operations, or cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard will be effective on January 1, 2018; however, early adoption is permitted. The Company adopted ASU 2017-09 as of January 1, 2018. The adoption of this standard did not impact the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently assessing the impact the adoption of ASU 2017-11 will have on our consolidated financial statements.

Results of Operation for the years ended November 30, 2017 and 2016
	For the year ended November 30,
	2017	2016
Operating expenses:
General and administrative expenses	$9,271,804	$5,032,257
Research and development expenses	3,099,971	1,314,250
Total operating expenses	12,371,775	6,346,507

Other income (expenses):
Interest expense	(760,314)	(480,285)
Interest income	138	-
Loss on conversion of debt	(463,578)	(85,123)
Gain (loss) on extinguishment of debt	(76,251)	134,085
Loss on issuance of convertible notes	-	(481,000)
Change in fair value of embedded conversion option	(810,017)	121,000
Change in fair value of warrant liability	(59,870)	7,587
Loss on modification of Private Placement Units	-	(41,268)
Total other expenses	(2,169,892)	(825,004)

Net loss	$(14,541,667)	$(7,171,511)

Net loss per share - basic and diluted	$(1.39)	$(0.81)

Weighted average shares outstanding, basic and diluted	10,466,648	8,861,212

Revenues

Q BioMed Inc. was incorporated, in the State of Nevada on November 22, 2013, focusing on licensing, acquiring and providing strategic resources to life sciences and healthcare companies.  Revenue will only be possible when we have acquired licenses for commercially ready assets that can be sold. During the years ended November 30, 2017 and 2016, we did not generate any revenues.

Operating expenses

We incur various costs and expenses in the execution of our business. During the year ended November 30, 2017, we incurred approximately $12.4 million in total expenses, including approximately $9.3 million in general and administrative expenses and approximately $3.1 million in research and development expenses.  During the year ended November 30, 2016, we incurred approximately $6.3 million in total expenses, including approximately $5.0 million in general and administrative expenses and approximately $1.3 million in research and development expenses.   The increase in general and administrative expenses was mainly due to an increase in professional services, financing costs and marketing activities in fiscal year 2017 as compared to the prior year.  The increase in research and development was mainly due to the investment in manufacturing SR89 and development of Man01, pursuant to the related agreements, in fiscal 2017.

Other (income) expenses

Our total other expenses increased to $2.2 million during the year ended November 30, 2017 from $825,000 during the prior year, primarily as the result of increases in interest expense, losses on the conversion and extinguishment of debt, and the change in fair value of bifurcated conversion options of certain convertible notes.

During the year ended November 30, 2017, interest expense increased to $760,000 from $480,000 in the prior year. Interest expense in the year ended November 30, 2017 is comprised of approximately $628,000 accretion of debt discount and approximately $132,000 of accrued interest expense based on the coupon interest rate of the debt. Interest expense in the year ended November 30, 2016 is comprised of approximately $414,000 accretion of debt discount and approximately $66,000 of accrued interest expense based on the coupon interest rate of the debt. The increase in interest expense results from the increase in the weighted average debt balance in fiscal year 2017 compared to fiscal year 2016. All of the Company’s outstanding debt was either converted or extinguished as of November 30, 2017.

During the year ended November 30, 2016, we recognized losses upon the issuance of convertible notes of $481,000. In connection with the issuance of our Series A, B, C Notes, and the original issuance of our Series D Notes, during the year ended November 30, 2016, the embedded conversion feature in each note was separately measured at fair value. The initial recognition resulted in an aggregate debt discount of approximately $750,000, and an aggregate loss of $481,000, which represented the excess of the fair value of the embedded conversion at initial issuance of $1.2 million over the aggregate principal amount of convertible debt issued.

During the year ended November 30, 2017, losses on conversion of debt increased to approximately $464,000 from approximately $85,000 in the prior year. The recognized losses result for the conversion of notes where the conversion option has been bifurcated for accounting purposes. As a result, conversions are recognized as an extinguishment of the bifurcated conversion option and of the loan host, which results in a gain or loss based on the difference between the carrying value of the conversion option and loan host compared to the fair value of the common stock issued to convert the note.

During the year ended November 30, 2016, we recognized a gain of approximately $134,000 resulting from a modification of outstanding Series D convertible notes that was recognized as an extinguishment.

During the year ended November 30, 2017, we recognized a loss of $810,000 as compared to a gain of $121,000 in the prior year, for the aggregate increase in fair value of conversion options embedded in convertible notes. In connection with the issuance of our Series A, B, C Notes, and the original issuance of our Series D Notes, in the years ended November 30, 2017 and 2016, the embedded conversion feature in each note was separately measured at fair value with subsequent changes in fair value recognized in current operations. We use a binomial valuation model, with fourteen steps of the binomial tree, to estimate the fair value of the embedded conversion options.

Net loss

In the years ended November 30, 2017 and 2016, we incurred net losses of approximately $14.5 million and $7.2 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to open a new head office, improve our website and implement other aspects of our business plan.

Liquidity and Capital Resources

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We had a working capital of approximately $356,000 as of November 30, 2017.  We prepared the accompanying consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had a net loss of approximately $14.5 million and $7.2 million during the years ended November 30, 2017 and 2016, respectively, and had net cash used in operating activities of approximately $5.6 million and $1.5 million during years ended November 30, 2017 and 2016, respectively.  These matters, among others, raise substantial doubts about our ability to continue as a going concern.

Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund its operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

We depend upon our ability, and will continue to attempt, to secure equity and/or debt financing.  We might not be successful, and without sufficient financing it would be unlikely for us to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the years ended November 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(5,584,451)	$(1,545,259)
Financing activities	4,940,510	2,882,575
Net increase (decrease) in cash	$(643,941)	$1,337,316

Net cash used in operating activities was approximately $5.6 million for the year ended November 30, 2017 as compared to approximately $1.5 million for the year ended November 30, 2016.  The increase in net cash used in operating activities results from the net loss of approximately $14.5 million for the year ended November 30, 2017, partially offset by aggregate non-cash expenses of approximately $8.9 million.  The net cash used in operating activities for the year ended November 30, 2016 results primarily from to the net loss of approximately $7.2 million, partially offset by a non-cash expense of $5.1 million.

Net cash provided by financing activities was approximately $4.9 million for the year ended November 30, 2017, resulting mainly from proceeds received from the issuance of convertible notes payable and note payable and issuance of common stock and warrants through the private placement.  Net cash provided by financing activities was approximately $2.9 million for the year ended November 30, 2016, resulting mainly from proceeds received from the issuance of convertible notes payable and note payable and issuance of common stock and warrants through the private placement.

Obligations and Commitments

Advisory Agreements

We entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which we agreed to issue shares of common stock as services are received.   We expect to issue an aggregate of approximately 27,000 shares of common stock subsequent to November 30, 2017 through the term of arrangements, June 2018.

Lease Agreement

In December 2016, the Subsidiary entered into a lease agreement for its office space located in Cayman Islands for $30,000 per annum.  The initial term of the agreement ends in December 2019 and can be renewed for another three years.

Rent expenses was classified within general and administrative expenses and was approximately $27,000 for the year ended November 30, 2017.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were approximately $420,000 and $300,000 for the year ended November 30, 2017 and 2016, respectively, and were included within general and administrative expenses in the accompanying Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-23) form part of the report on the Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), an evaluation is required to be carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of November 30, 2017 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2017 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended November 30, 2017. Failure to have written documentation signifies that management could not evaluate the design adequacy of our internal controls nor perform tests over their operating effectiveness.

2.
We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

3.
We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

4.
We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting.

5.
 We have determined that oversight over our external financial reporting and internal control over our financial reporting by our audit committee is ineffective. The audit committee has not provided adequate review of the Company’s SEC’s filings and consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s consolidated financial statement.

We have begun to take steps to remediate some of the weaknesses described above, including by engaging a financial reporting advisor with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

Changes in Internal Control Over Financial Reporting

1.
Our internal control over financial reporting has not changed during the fourth quarter covered by this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			Held
			Position
Name	Age	Positions	Since

Denis Corin	44	Chief Executive Officer and Director (Chairman)	2015

William Rosenstadt	49	General Counsel and Director	2015

Rick Panicucci	57	Director	2018

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

Dr. Rick Panicucci was appointed as a member of the Company’s board of directors on February 13, 2018. Dr. Panicucci specializes in the early stages of drug discovery for various companies. His responsibilities include solid state chemistry and formulation development of all small molecule therapeutics in early development, and developing novel drug delivery technologies for small molecules and large molecules including siRNA. Since September 2015, Dr. Panicucci has been working with one of our licensors, Mannin Research Inc., in the development plan for MAN-01, a novel drug candidate that we license for the topical treatment of open-angle glaucoma. Since February 2015, he has served as the Vice President of Pharmaceutical Development at WuXi AppTec, where he is responsible for providing scientific leadership in the areas of Developability, Formulation Development and GMP Manufacturing. Prior to WuXi he held the position of Global Head of Chemical and Pharmaceutical Profiling (CPP) at Novartis from 2004 to 2015, where he led the development and implementation of innovative dosage form designs and continuous manufacturing paradigms. He has also held positions as the Director of Formulation Development at Vertex Pharmaceuticals and Senior Scientist at Biogen.

Dr. Panicucci received his Ph.D. in Physical Organic Chemistry at the University of Toronto, and has two postdoctoral fellowships at University of California at Santa Barbara and the Ontario Cancer Institute. Dr. Panicucci will continue advise on the scientific and commercial development of our MAN-01 glaucoma drug with Mannin Research Inc. He will also now provide insight and guidance on all our pipeline assets.

In connection with his service as a director, we have entered into an agreement with Dr. Panicucci pursuant to which he will earn options to acquire up to 50,000 shares of our common stock. The options will vest in quarterly installments of 12,500 each and are exercisable for 5 years at $3.00 per option.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, we believe that those persons who, at any time during our most recent fiscal year, were either a director, officer or beneficial owner of more than ten percent of our common stock filed those reports required by section 16(a) of the Exchange Act.  We do not believe that all of those reports were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors, but have received stock options for director services and, by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the Company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. No such fees have been paid to any director since incorporation.  Reasonable travel expenses are reimbursed.

Summary Compensation Table

The following table sets forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years ended November 30, 2017 and 2016, respectively and all non-cash compensation awarded to those same individuals in those time periods.
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensations ($) (1)	Total ($)
Denis Corin (2)	2017	$45,000.00	$-	$-	$1,545,000	$-	$-	$175,000	$1,765,000
Chief Executive Officer	2016	$-	$-	$-	$195,000	$-	$-	$63,655	$258,655
William Rosenstadt (3)	2017	$-	$-	$-	$1,545,000	$-	$-	$280,248	$1,825,248
General Counsel and Director	2016	$-	$-	$-	$1,055,000	$-	$-	$112,147	$1,167,147

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 26, 2018, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Principal Executive Officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Ortoli Rosenstadt LLP, 501 Madison Avenue 14 th  Floor, New York, New York 10022. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Directors and Officers:
Denis Corin (3)	3,112,500	21.4%
William Rosenstadt (4)	1,502,500	10.1%
Rick Panicucci	50,000	0.4%

Directors and Officers as a Group (3)(4)	4,665,000	33.5%

Major Stockholders:
Ari Jatwes	860,000	6.1%
Alan Lindsay	1,136,000	8.2%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement , understanding, relationship, or otherwise has or shares: (1) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of February 26, 2018.

(2)
This percentage is based upon 13,918,284 shares of common stock outstanding as of February 26, 2018 and any warrants exercisable by such person within 60 days of the date as of which the information is provided.

(3)
Includes (i) 150,000 five-year warrants exercisable at $1.45 which expire on July 15, 2021 for director fees through June 1, 2017, (ii) 350,000 five-year warrants exercisable at $4.00 which expire on June 5, 2022 as a bonus for officer services through the date thereof and (iii) 112,500 five-year options issued on June 5, 2017 for services as a director and officer through June 1, 2018, all of which are exercisable within 60 days of the date as of which the information is provided. This amount excludes those options that have been granted but that have not vested and do not vest within the next 60 days.

(4)
Includes (i) 250,000 five-year warrants exercisable at $4.15 which expire on January 1, 2021 which were issued to the law firm at Mr. Rosenstadt is a partner, (ii) 50,000 five-year warrants exercisable at $1.45 which expire on July 15, 2021 which were issued to the law firm at Mr. Rosenstadt is a partner, (iii) 150,000 five-year warrants exercisable at $1.45 which expire on July 15, 2021 for director fees through June 1, 2017, (iv) 350,000 five-year warrants exercisable at $4.00 which expire on June 5, 2022 as a bonus for officer services through the date thereof and (v) 112,500 five-year options issued on June 5, 2017 for services as a director and officer through June 1, 2018, all of which are exercisable within 60 days of the date as of which the information is provided.  An aggregate of 450,000 warrants are exercisable within 60 days of the date as of which the information is provided.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were approximately $420,000 and $300,000 for the year ended November 30, 2017 and 2016, respectively. We do not have any obligations outstanding to other persons who beneficially own more than 10% of our common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended November 30, 2017 and 2016 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP
SERVICES	2017	2016
Audit fees	$85,000	$80,000
Audit-related fees	10,000	-
Tax fees	-	-
All other fees	-	-
Total fees	$95,000	$80,000

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements.  Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

 PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation filed as Exhibit 3 (a) to Form S-1 filed on January 13, 2014 and incorporated herein by reference
3.2	Amendment to Articles of Incorporation, dated July 20, 2015, filed as Exhibit 3.1 to our periodic report filed on Form 8-K on August 3, 2015 and incorporated herein by reference
3.3	Amendment to Articles of Incorporation, dated October 27, 2015, filed as Exhibit 3.1 to our periodic report filed on Form 8-K on October 29, 2015 and incorporated herein by reference
3.4	Articles of Incorporation filed as Exhibit 3 (b) to Form S-1 filed on January 13, 2014 and incorporated herein by reference
4.1	Form of Warrant in connection with our February 1, 2018 offering filed as Exhibit 4.1 to our registration statement on Form S-1 filed on January 12, 2018
4.2	Form of Warrant as filed as Exhibit 4.2 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference
4.3	Form of Warrant as filed as Exhibit 10.3 to our current report on Form 8-K filed on August 2, 2017 and incorporated herein by reference
10.1	Form of Non-Institutional Promissory Note filed as Exhibit 10.1 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.2
Stock Purchase Agreement for Institutional Promissory Note, dated January 8, 2016, with CMGT filed as Exhibit 10.2 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference

10.3	Form of Institutional Promissory Note filed as Exhibit 10.4 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.4	Advisory Agreement, dated September 8, 2015, with Wombat Capital Ltd. filed as Exhibit 10.5 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.5	Advisory Agreement, dated June 1, 2015, with Ari Jatwes filed as Exhibit 10.6 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.6	Consulting Agreement, dated November 13, 2015, Pharmafor Ltd. filed as Exhibit 10.7 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.7
Executive Services Agreement, dates June 1, 2017, between Denis Corin and Q BioMed Cayman SEZC filed as Exhibit 10.1 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference

10.9	Form of Non-Qualified Stock Option Agreement filed as Exhibit 4.1 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference
10.10
Patent and Technology License and Purchase Option Agreement, dated October 29, 2015, with Mannin Research Inc. filed as Exhibit 10.1 to our annual report on Form 10-K filed on March 11, 2016 and incorporated herein by reference +

10.11
Patent and Technology License and Purchase Option Agreement, dated May 30, 2016, with Bio-Nucleonics Inc., filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed on October 17, 2016 and incorporated herein by reference +

10.12
First Amendment to Patent and Technology License and Purchase Option Agreement, dated September 6, 2016, with Bio-Nucleonics Inc., filed as Exhibit 10.2 to our quarterly report on Form 10-Q filed on October 17, 2016 and incorporated herein by reference +

10.13
License Agreement on Patent & Know-How Technology, dated April 21, 2017, between Q BioMed Inc. and ASDERA LLC filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed on April 25, 2017 and incorporated herein by reference +

10.14
Executive Services Agreement, dated June 5, 2017, between Q BioMed Cayman SEZC and Denis Corin filed as Exhibit 10.1 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference

10.15
Technology License Agreement, dated June 15, 2017, among Q BioMed Inc., Oklahoma Medical Research Foundation and Rajiv Gandhi Centre for BioTechnology filed as Exhibit 10.1 to our current report on Form 8-K filed on June 15, 2017 and incorporated herein by reference +

10.16	Form of Placement Agent Agreement in connection with our February 1, 2018 offering filed as Exhibit 10.15 to our registration statement on Form S-1 filed on January 12, 2018
10.17	Form of Securities Purchase Agreement in connection with our February 1, 2018 offering filed as Exhibit 10.16 to our registration statement on Form S-1 filed on January 12, 2018
31	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)*
32	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*Filed herewith
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the SEC has granted confidential treatment pursuant to Rule 406 under the Securities Act. Confidential information has been omitted from the exhibit in places marked “****”and has been filed separately with the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q BioMed Inc.

Date: February 28, 2018	By:	/s/ Denis Corin
	Name:	Denis Corin
	Title:	President, Chief Executive Officer and Acting Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denis Corin	President, Chief Executive Officer and Director	February 28, 2018
Denis Corin	(Principal Executive Officer and Acting Principal Financial and Accounting Officer)

/s/ William Rosenstadt	General Counsel and Director	February 28, 2018
William Rosenstadt

Q BIOMED INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Q BioMed Inc.

We have audited the accompanying consolidated balance sheets of Q BioMed Inc. (the “Company”) as of November 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q BioMed Inc., as of November 30, 2017 and 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and relies on the capital markets to fund operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP
New York, NY
February 28, 2018

Q BIOMED INC.
Consolidated Balance Sheets

	As of November 30,
	2017	2016
ASSETS
Current assets:
Cash	$824,783	$1,468,724
Prepaid expenses	2,500	-
Total current assets	827,283	1,468,724
Total Assets	$827,283	$1,468,724

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$463,539	$497,936
Accrued expenses - related party	7,500	70,502
Accrued interest payable	-	48,813
Convertible notes payable (See Note 5)	-	2,394,849
Note payable	-	100,152
Warrant liability	-	168,070
Total current liabilities	471,039	3,280,322

Long-term liabilities:
Convertible notes payable (See Note 5)	-	231,517
Total long term liabilities	-	231,517
Total Liabilities	471,039	3,511,839

Commitments and Contingencies (Note 6)

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of November 30, 2017 and 2016	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,206,409 and 9,231,560 shares issued and outstanding as of November 30, 2017 and 2016, respectively	12,206	9,231
Additional paid-in capital	23,187,408	6,249,357
Accumulated deficit	(22,843,370)	(8,301,703)
Total Stockholders' Equity (Deficit)	356,244	(2,043,115)
Total Liabilities and Stockholders' Equity (Deficit)	$827,283	$1,468,724

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.
Consolidated Statements of Operations

	For the year ended November 30,
	2017	2016
Operating expenses:
General and administrative expenses	$9,271,804	$5,032,257
Research and development expenses	3,099,971	1,314,250
Total operating expenses	12,371,775	6,346,507

Other income (expenses):
Interest expense	(760,314)	(480,285)
Interest income	138	-
Loss on conversion of debt	(463,578)	(85,123)
Gain (loss) on extinguishment of debt	(76,251)	134,085
Loss on issuance of convertible notes	-	(481,000)
Change in fair value of embedded conversion option	(810,017)	121,000
Change in fair value of warrant liability	(59,870)	7,587
Loss on modification of Private Placement Units	-	(41,268)
Total other expenses	(2,169,892)	(825,004)

Net loss	$(14,541,667)	$(7,171,511)

Net loss per share - basic and diluted	$(1.39)	$(0.81)

Weighted average shares outstanding, basic and diluted	10,466,648	8,861,212

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

	Common Stock			Accumulated	Total Stockholders'
	Shares	Amount	Additional Paid in Capital	Deficit	Equity (Deficit)
Balance as of November 30, 2015	8,597,131	$8,597	$865,690	$(1,130,192)	$(255,905)
Issuance of common stock and warrants for services	341,543	342	3,300,772	-	3,301,114
Issuance of common stock for acquired in-process research and development	50,000	50	160,450	-	160,500
Issuance of common stock and warrants in connection with Private Placement, net of warrant liabilities	102,256	102	80,578	-	80,680
Modification of Private Placement Units	7,502	7	22,499		22,506
Issuance of warrants for services to related party	-	-	830,000	-	830,000
Issuance of warrants to settle accounts payable to related party	-	-	30,000	-	30,000
Issuance of common stock upon conversion of convertible notes payable	118,128	118	380,768	-	380,886
Beneficial conversion feature in connection with issuance of convertible notes	-	-	526,400	-	526,400
Issuance of common stock in connection with OID Note	15,000	15	52,200	-	52,215
Net loss	-	-	-	(7,171,511)	(7,171,511)
Balance as of November 30, 2016	9,231,560	$9,231	$6,249,357	$(8,301,703)	$(2,043,115)
Issuance of additional common stock to convertible notes holders	25,641	26	98,179	-	98,205
Issuance of common stock, warrants and options for services	153,705	154	6,399,431	-	6,399,585
Issuance of common stock for acquired in-process research and development	125,000	125	487,375	-	487,500
Beneficial conversion feature in connection with issuance of convertible notes	-	-	645,000	-	645,000
Issuance of common stock upon conversion of convertible notes payable	1,650,379	1,650	5,972,236	-	5,973,886
Issuance of common stock and warrants in exchange for extinguishment of convertible notes payable	162,000	162	518,238	-	518,400
Issuance of common stock in exchange for extinguishment of OID Note	46,875	47	149,953	-	150,000
Issuance of common stock and warrants for cash, net of offering costs	791,249	791	2,369,719	-	2,370,510
Reclassification of warrant liability to equity	-	-	227,940	-	227,940
Exercise of warrants	20,000	20	69,980	-	70,000
Net loss	-	-	-	(14,541,667)	(14,541,667)
Balance as of November 30, 2017	12,206,409	$12,206	$23,187,408	$(22,843,370)	$356,244

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.
Consolidated Statement of Cash Flows
	For the year ended November 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,541,667)	$(7,171,511)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock, warrants and options for services	6,399,585	4,131,114
Issuance of common stock for acquired in-process research and development	487,500	160,500
Change in fair value of embedded conversion option	810,017	(121,000)
Change in fair value of warrant liability	59,870	(7,587)
Loss on modification of Private Placement Units	-	41,268
Accretion of debt discount	628,026	413,894
Loss on conversion of debt	463,578	85,123
(Gain) loss on extinguishment of debt	76,251	(134,085)
Loss on issuance of convertible debt	-	481,000
Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	-
Accounts payable and accrued expenses	(34,397)	439,134
Accrued expenses - related party	(63,002)	70,502
Accrued interest payable	132,288	66,389
Net cash used in operating activities	(5,584,451)	(1,545,259)

Cash flows from financing activities:
Proceeds received from issuance of convertible notes	2,500,000	2,495,000
Proceeds received from exercise of warrants	70,000	-
Proceeds received from issuance of note payable	-	150,000
Proceeds received for issuance of common stock and warrants , net of offering costs	2,370,510	237,575
Net cash provided by financing activities	4,940,510	2,882,575

Net increase (decrease) in cash	(643,941)	1,337,316

Cash at beginning of period	1,468,724	131,408
Cash at end of period	824,783	$1,468,724

Non-cash financing activities:
Issuance of common stock upon conversion of convertible notes payable	$5,608,514	$295,764
Issuance of common stock and warrants in exchange for extinguishment of convertible notes payable	$442,149	$-
Issuance of common stock in exchange for extinguishment of OID Note	$150,000	$-
Issuance of warrants to settle accounts payable to related party	$-	$30,000
Modification of Series D convertible note recognized as extinguishment	$-	$294,085
Reclassification of warrant liability to equity	$227,940	$-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

On December 7, 2016, the Company formed its wholly-owned subsidiary in Cayman Islands, “Q BioMed Cayman SEZC” (the “Subsidiary”).

Note 2 - Basis of Presentation and Going Concern

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Going Concern

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of approximately $14.5 million and $7.2 million during the years ended November 30, 2017 and 2016, respectively, and had net cash used in operating activities of approximately $5.6 million and $1.5 million during years ended November 30, 2017 and 2016, respectively. These matter, amongst others, raise doubt about the Company’s ability to continue as a going concern.

As of November 30, 2017, the Company has raised operating funds through contacts, high net-worth individuals and strategic investors. The Company has not generated any revenue from operations since inception and has limited assets upon which to commence its business operations.  At November 30, 2017, the Company had cash and cash equivalents of approximately $825,000.  On February 2, 2018, the Company netted approximately $4,915,000 from the registered sale of common stock and warrants to purchase common stock. The Company’s expected monthly burn rate is approximately $600,000. As such, management anticipates that the Company will have to raise additional funds and/or generate revenue from drug sales within twelve months to continue operations. Additional funding will be needed to implement the Company’s business plan that includes various expenses such as fulfilling our obligations under licensing agreements, legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. If the Company is unable to raise sufficient funds, management we will be forced to scale back the Company’s operations or cease our operations.

Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include among others: the valuation allowance of deferred tax assets resulting from net operating losses, the valuation of warrants on the Company’s stock and the valuation of embedded conversion options within the Company’s convertible notes payable.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage ("FDIC") of $250,000. At November 30, 2017, the Company had a cash balance on deposit that exceeded the balance insured by the FDIC limit by approximately $471,000 with one bank and was exposed to credit risk for amounts held in excess of the FDIC limit. The Company does not anticipate nonperformance by these institutions. The Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date.  U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended November 30, 2017 and 2016.  The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of November 30, 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the years ended November 30, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent accounting pronouncements

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This new standard simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by removing the requirement to assess whether a contingent event is related to interest rates or credit risks. The Company adopted ASU No. 2016-06 in the fiscal year ended November 30, 2017 and its adoption did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard will be effective for the Company on December 1, 2018. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2017-09 as of December 1, 2017. The adoption of this standard did not impact the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. Management is currently assessing the impact the adoption of ASU 2017-11 will have on the Company’s consolidated financial statements.

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

Potentially dilutive securities	November 30, 2017	November 30, 2016
Warrants (Note 10)	3,083,995	1,047,500
Convertible debt (Note 5)	-	1,067,105
Options (Note 10)	450,000	-

Note 5 – Convertible Notes
	November 30, 2017	November 30, 2016
Series A Notes:
Principal value of 10%, convertible at $2.00 at November 30, 2016.	$-	$12,500
Fair value of bifurcated embedded conversion option of Series A Notes	-	12,000
Debt discount	-	(2,194)
Carrying value of Series A Notes	-	22,306

Series B Notes:
Principal value of 10%, convertible at $2.00 at November 30, 2016.	-	55,000
Fair value of bifurcated embedded conversion option of Series B Notes	-	55,000
Debt discount	-	(19,229)
Carrying value of Series B Notes	-	90,771

Series C Notes:
Principal value of 10%, convertible at $1.55 at November 30, 2016.	-	576,383
Fair value of bifurcated embedded conversion option of Series C Notes	-	838,000
Debt discount	-	(250,969)
Carrying value of Series C Notes	-	1,163,414

Series D Notes:
Principal value of 10%, convertible at $1.85 at November 30, 2016.	-	160,000
Debt discount	-	(140,961)
Carrying value of Series D Notes	-	19,039

Series E Notes:
Principal value of 10%, convertible at $2.50 at November 30, 2016.	-	180,000
Debt discount	-	(124,164)
Carrying value of Series E Notes	-	55,836

Secured Convertible Debenture:
Principal value of 5%, convertible at $2.98 at November 30, 2016.	-	1,500,000
Fair value of bifurcated contingent put option of Secured Convertible Debenture	-	72,000
Debt discount	-	(297,000)
Carrying value of Secured Convertible Debenture Note	-	1,275,000
Total short-term carrying value of convertible notes	$-	$2,394,849
Total long-term carrying value of convertible notes	$-	$231,517

During the year ended November 30, 2017, all outstanding convertible notes and secured convertible debentures were converted by the holders or extinguished. See discussion below.

During the year ended November 30, 2017 and 2016, the Company recognized interest expense of approximately $628,000 and $414,000, respectively, resulting from amortization of the debt discount for Series A, B, C, D and E Notes.

Series A Notes

The Series A convertible notes payable (the “Series A Notes”) are due and payable 18 months after issuance and bear interest at 10% per annum.  At the election of the holder, outstanding principal and accrued but unpaid interest under the Series A Notes is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to the higher of: (i) forty percent (40%) discount to the average closing price for the ten (10) consecutive trading days immediately preceding the notice of conversion or (ii) $1.25 per share.  At maturity, any remaining outstanding principal and accrued but unpaid interest outstanding under the Series A Notes will automatically convert into shares of the Company’s common stock under the same terms. As of November 30, 2017, the Company has no Series A Notes outstanding.

Series B Notes

The Series B convertible notes payable (the “Series B Notes”) have the same terms as the Series A Notes.  During the year ended November 30, 2016, the Company issued an additional of $105,000 in principal of Series B notes to third party investors. As of November 30, 2017, the Company has no Series B Notes outstanding.

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

During the year ended November 30, 2016, the Company issued an additional of $550,000 in principal of Series C notes to third party investors. As of November 30, 2017, the Company has no Series C Notes outstanding.

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

At the amendment date, the conversion price of the amended Series D Notes was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion price on the amendment date, resulting in a discount to the amended Series D Notes of $160,000 with a corresponding credit to additional paid-in capital. The resulting debt discount is presented net of the related convertible note balance in the accompanying Consolidated Balance Sheets and is amortized to interest expense over the note’s term.

As of November 30, 2017, the Company has no Series D Notes outstanding.

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

At the issuance date, the conversion price of the Series E Notes was below the quoted market price of the Company’s common stock. As such, the Company recognized a beneficial conversion feature equal to the intrinsic value of the conversion price on the amendment date, resulting in a discount to the Series E Notes of approximately $141,000 with a corresponding credit to additional paid-in capital. The resulting debt discount is presented net of the related convertible note balance in the accompanying Consolidated Balance Sheets and is amortized to interest expense over the note’s term. As of November 30, 2017, the Company has no Series E Notes outstanding.

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

Upon issuance of the Debentures, the Company recognized an aggregate debt discount of approximately $1.028 million, resulting from the recognition of beneficial conversion features aggregating $870,000 and bifurcated embedded derivatives aggregating $158,000.  The beneficial conversion features were recognized as the intrinsic value of the conversion option on issuance of each Debentures.  The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Statement of Operations. The Company estimated the fair value of the monthly payment provision, at issuance and at each reporting period, using probability analysis of the occurrence of a Triggering Date applied to the discounted maximum redemption premium for any given payment. The probability analysis utilized an expected volatility for the Company's common stock ranging from 101.58% to 146.26% and a risk free rates from 0.53% to 1.08%. The maximum redemption was discounted at 20%-22%, the calculated effective rate of the Debentures before measurement of the contingent put option. The fair value estimate is a Level 3 measurement.

On October 3, 2017, the Company amended the Debentures to extend the maturity date from November 30, 2017 to November 30, 2018, and issued 25,641 restricted shares of its common stock to the holder of the Debentures as consideration for conversion. The fair value of the restricted shares was recognized as a loss on conversion. As of November 30, 2017, no Debentures were outstanding.

Embedded Conversion Options

In connection with the issuance of the Series A, B, C and the original issuance of the Series D Notes during the year ended November 30, 2016, the Company recognized a debt discount of approximately $750,000, and a loss on issuance of $481,000, which represents the excess of the fair value of the embedded conversion at initial issuance of $1.2 million over the principal amount of convertible debt issued.  The embedded conversion feature is separately measured at fair value, with changes in fair value recognized in current operations.  Management used a binomial valuation model, with fourteen steps of the binomial tree, to estimate the fair value of the embedded conversion option at issuance of the Series A, B, C and the original issuance of the Series D Notes issued during the year ended November 30, 2017 and 2016, with the following key inputs:

Embedded derivatives in Convertible Notes at inception
	For the years ended November 30,
	2017	2016
Stock price	$-	$2.60 - $3.26
Terms (years)	-	1.5
Volatility	-	116.77%
Risk-free rate	-	0.51% - 0.76%
Dividend yield	-	0.00%

Embedded derivatives in Convertible Notes at period end
	As of November 30,
	2017	2016
Stock price	$-	$3.43
Term (years)	-	0.25 - 1.05
Volatility	-	156.74% - 163.49%
Risk-free rate	-	0.48% - 0.80%
Dividend yield	-	0.00%

As of November 30, 2017 and 2016, the embedded conversion options have an aggregate fair value of $0 and $977,000, respectively, and are presented on a combined basis with the related loan host in the Company’s Consolidated Balance Sheets.  The tables below presents changes in fair value for the embedded conversion options, which is a Level 3 fair value measurement:

Rollforward of Level 3 Fair Value Measurement for the Year Ended November 30, 2017

Balance at November 30, 2016	Issuance	Net unrealized gain/(loss)	Conversion	Balance at November 30, 2017
$977,000	86,000	810,017	(1,873,017)	$-

Rollforward of Level 3 Fair Value Measurement for the Year Ended November 30, 2016

Balance at November 30, 2015	Issuance	Net unrealized gain/(loss)	Settlements	Balance at November 30, 2016
$229,000	1,303,000	(121,000)	(434,000)	$977,000

Conversions of debt

The following conversions of occurred during the year ended November 30, 2017:

	Principal	Shares
Series A conversions	$12,500	5,936
Series B conversions	55,000	27,995
Series C conversions	576,383	407,484
Series D conversions	160,000	91,782
Series E conversions	180,000	76,455
Secured Debenture conversions	4,000,000	1,040,727
Total	$4,983,883	1,650,379

The following conversions debt occurred during the year ended November 30, 2016:

	Principal	Shares
Series A conversions	$37,500	22,148
Series B conversions	100,000	51,111
Series C conversions	58,617	44,869
Total	$196,117	118,128

As the embedded conversion option in each convertible note and in each Debenture had been separately measured at fair value or separately recognized as a beneficial conversion feature, the conversion of each instrument was recognized as an extinguishment of debt.  The Company recognized an aggregate loss on conversion of debt of approximately $464,000 as the difference between the aggregate fair value of common stock issued to the holders of approximately $6.6 million and the aggregate net carrying value of the convertible notes and debentures, including the bifurcated conversion options.

Note 6 – Note Payable

As of November 30, 2017, and 2016, the Company had an outstanding promissory note of $0 and $150,000 (“OID Note”), respectively.  The OID Note does not pay interest and matured on November 3, 2017. At the issuance date, the $150,000 OID Note was issued together with 15,000 restricted shares of the Company’s common stock for cash proceeds of $150,000. As such, the Company recognized a beneficial conversion feature, resulting in a discount to the OID Note of approximately $52,000 with a corresponding credit to additional paid-in capital. The resulting debt discount is presented net of the related convertible note balance in the accompanying consolidated balance sheet as of November 30, 2016 and was amortized to interest expense over the note’s term.

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

Advisory Agreements

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which the Company agreed to issue shares of common stock as services are received.   The Company expects to issue an aggregate of approximately 27,000 shares of common stock subsequent to November 30, 2017 through the end term of arrangements, February 2018.

Lease Agreement

In December 2016, the Subsidiary entered into a lease agreement for its office space located in Cayman Islands for $30,000 per annum.  The initial term of the agreement ends in December 2019 and can be renewed for another three years.

Rent expenses was classified within general and administrative expenses and was approximately $27,000 and $0 for the year ended November 30, 2017 and 2016.

License Agreements

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

During the years ended November 30, 2017 and 2016, the Company incurred approximately $1.9 million and $1.1 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License, of which an aggregate of $2.0 million and $0.7 million was already paid as of November 30, 2017 and 2016, respectively.  Through November 30, 2017, the Company has funded an aggregate of $2.7 million to Mannin under the Exclusive License.

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

In exchange for the consideration, the Company agreed to, upon reaching various milestones, issue to BNI an aggregate of 110,000 shares of common stock that are subject to restriction from trading until commercialization of the product (approximately 12 months) and subsequent leak-out conditions, and provide funding to BNI for an aggregate of $850,000 in cash, of which the Company had paid $466,000 as of November 30, 2017.  Once the Company has funded up to $850,000 in cash, the Company may exercise its option to acquire the BNI IP at no additional charge.  In September 2016, the Company issued 50,000 shares of common stock, with a fair value of $160,500, to BNI pursuant to the BNI Exclusive License.

During the years ended November 30, 2017 and 2016, the Company incurred approximately $467,000 and $219,000, respectively, in research and development expenses pursuant to the BNI Exclusive License.

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

Asdera

On April 21, 2017, the Company entered into a License Agreement on Patent & Know-How Technology (“Asdera License”) with Asdera LLC (“Asdera”) whereby the Company was granted a worldwide, exclusive, license on certain Asdera intellectual property (“Asdera IP”). The initial cost to acquire the Asdera License is $50,000 and the issuance of 125,000 shares of the Company’s common stock, with a fair value of $487,500, of which the Company had fully paid and issued as of November 30, 2017, and recorded in research and development expenses in the accompanying Consolidated Statements of Operations. In addition to royalties based upon net sales of the product candidate, if any, the Company is required to make certain additional payments upon the following milestones:

●	the filing of an investigational new drug application (the “IND”) with the US Food and Drug Administration (“FDA”);

●	successful interim results of Phase II/III clinical trial of the product candidate;

●	FDA acceptance of a new drug application;

●	FDA approval of the product candidate; and

●	achieving certain worldwide net sales.

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

The initial cost to acquire the OMRF License Agreement is $10,000, which will be payable upon reaching certain agreed conditions.  In addition to royalties based upon net sales of the product candidate, if any, the Company is required to make additional payments upon the following milestones:

●	the completion of certain preclinical studies (the “Pre-Clinical Trials”);

●	the filing of an investigational new drug application (the “IND”) with the US Food and Drug Administration (“FDA”) or the filing of the equivalent of an IND with the foreign equivalent of the FDA;

●	successful completion of each of Phase I, Phase II and Phase III clinical trials;

●	FDA approval of the product candidate;

●	approval by the foreign equivalent of the FDA of the product candidate;

●	achieving certain worldwide net sales; and

●	a change of control of QBIO.

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

Note 8 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were approximately $420,000 and $300,000 for the year ended November 30, 2017 and 2016, respectively, and were included within general and administrative expenses in the accompanying Consolidated Statements of Operations.

Note 9 - Stockholders’ Equity (Deficit)

As of November 30, 2017, and 2016, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Private Placement

2016 activity

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

Pursuant to the Subscription Agreement, the Company issued an additional of 7,502 units to the September Private Placement investors or no additional consideration.  In addition, the Company also modified the exercise price of the warrants issued in the Unit B to $4.00 per share, which in effect, made the Unit B equivalent to Unit C (together as “Private Placement Unit”).  The Company recorded approximately $41,000 as loss in connection with the issuance of additional units and modification of the warrants in the accompanying consolidated statements of operations, resulted from the value of the additional shares issued of approximately $23,000 and the change in warrant liability of approximately $19,000.

2017 activity

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

Issued for services

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

2017 activity

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services.  During the year ended November 30, 2017, the Company issued an aggregate of 153,705 shares of the Company common stock to various vendors for investor relation and introductory services, valued at approximately $0.7 million based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying consolidated statements of operations for the year ended November 30, 2017.

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

Note 10 - Warrants and Options

Warrant Liability

As of November 30, 2016, the Company had outstanding warrants issued as part of the private placement units initially classified as liabilities because the exercise price may be adjusted downward, in certain circumstances, for a ninety-day period following their initial issuance. Warrant liabilities were measured at fair value, with changes in fair value recognized each reporting period in the Statement of Operations. The warrants ceased being liability classified at the conclusion of the ninetieth day from issuance.  As a result, an aggregate of approximately $228,000 in warrant liability was reclassified to equity during the year ended November 30, 2017.  All other warrants are equity classified.

In September 2017, the Company issued equity-classified warrants to purchase up to 50,000 shares of the Company’s common stock to two vendors for services. The warrants are exercisable for three years at a per share price of $4.00.

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

Fair value of warrant liability at November 30, 2016	$168,070
Issuance of new warrant liability	-
Change in fair value of warrant liability	59,870
Reclassification of warrant liability to equity	(227,940)
Fair value of warrant liability at November 30, 2017	$-

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at November 30, 2017 and 2016 and the changes during the period then ended:

	Warrants	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (years)
Outstanding at November 30, 2015	100,000	$2.18	$1,370,000	4.80
Issued	984,998	$2.67	$1,033,000	3.97
Expired	(37,498)	$5.00	$-	-
Outstanding at November 30, 2016	1,047,500	$2.54	$1,158,000	4.10
Issued	2,056,495	$4.25	$512,960	4.46
Exercised	(20,000)	$3.50	$19,800	-
Outstanding at November 30, 2017	3,083,995	$3.67	$2,539,185	4.02
Exercisable at November 30, 2017	2,323,245	$3.56	$2,170,618	3.90

Fair value of all outstanding warrants was calculated with the following key inputs:

	For the year ended November 30, 2017	For the year ended November 30, 2016
Stock price	$3.40 - $5.60	$1.60 - $4.15
Term (years)	1.75 - 5.0	2.0 - 5.0
Volatility	129.64% - 143.47%	101.13% - 138.69%
Risk-free rate	1.42% - 2.14%	0.76% - 1.83%
Dividend yield	0.00%	0.00%

Options issued for services

The following represents a summary of all outstanding options to purchase the Company’s common stock at November 30, 2017 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Intrinsic Value	Weighted Averegae Remaining Contractual Life (years)
Outstanding at November 30, 2016	-	$-	$-	-
Issued	450,000	$4.00	$220,500	4.51
Exercised	-	$-	$-	-
Outstanding at November 30, 2017	450,000	$4.00	$220,500	4.51
Exercisable at November 30, 2017	112,500	$4.00	$55,125	4.51

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $6.4 million and $4.1 million, as a result of the shares, outstanding warrants and options issued to consultants and employees during the year ended November 30, 2017 and 2016, respectively.

As of November 30, 2017, the estimated unrecognized stock-based compensation associated with these agreements is approximately $437,000 and will be recognized over the next 0.15 year.

Note 11 - Income Taxes

On December 22, 2017, the United States enacted new tax legislation, the Tax Cuts and Jobs Act. The Company is currently in the process of evaluating the impact this law will have on the consolidated financial statements and calculating the related impact to the Company’s tax expense. The Company expects the largest impact to the company from this legislation to be from the provisions that lower the corporate tax rate to 21% beginning on January 1, 2018, and impose tax on earnings outside the United States that have previously not been subject to United States tax, which must be paid beginning in fiscal 2019 through fiscal 2026. The adjustments to the Company’s tax expense for this legislation will be recorded beginning in the period of enactment and are not expected to materially affect the consolidated financial statements, given the Company’s net deferred tax asset position has a full valuation allowance.

At November 30, 2017, the Company has a net operating loss (“NOL”) carryforward for Federal and state income tax purposes totaling approximately $10.0 million available to reduce future taxable income which, if not utilized, will begin to expire in the year 2037. The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of November 30, 2017. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of November 30, 2017 and 2016. The valuation allowance increased by approximately $5.9 million and $2.5 million for the fiscal years ended November 30, 2017 and 2016.

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:
	As of November 30,
	2017	2016
Deferred tax assets:
Net-operating loss carryforward	$3,810,498	$885,120
Stock-based compensation	4,466,254	1,685,262
License agreement	595,780	293,433
Tax amortization for license agreement	(102,747)	-
Charitable contributions	387	-
Total Deferred Tax Assets	8,770,172	2,863,815
Valuation allowance	(8,770,172)	(2,863,815)
Deferred Tax Asset, Net of Allowance	$-	$-

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:
	For the year ended November 30,
	2017	2016
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%
State and Local Taxes, Net of Federal Tax Benefit	(10.3)%	(4.7)%
Loss on conversion of debt	1.4%	0.5%
Gain/ loss on extinguishment of convertible note	0.2%	(0.7)%
Change in fair value of embedded conversion option and related accretion of interest expense	4.4%	1.6%
Change in fair value of warrant liability	0.2%	0.0%
Loss on modification of Private Placement Units	0.0%	0.2%
Loss on issuance of convertible debt	0.0%	2.6%
Non-U.S. operations	0.3%	0.0%
Change in Valuation Allowance	37.8%	34.5%

Income Taxes Provision (Benefit)	0.0%	0.0%

The Company's major tax jurisdictions are the United States and New York. All of the Company's tax years will remain open starting 2013 for examination by the Federal and state tax authorities from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

Note 12 - Subsequent Events

On February 1, 2018, the Company sold an aggregate of 1,711,875 shares of common stock, and 1,711,875 warrants to purchase shares of common stock, in a registered public offering for gross proceeds of approximately $5,478,000.  The warrants are exercisable for five years at $3.20 per share.  The Company paid placement agent commissions of approximately $418,000 and issued the placement agent five-year warrants to purchase 81,688 shares of common stock at $3.84 per share. After the placement agents’ commissions and other offering expenses, the Company netted approximately $4,915,000 of proceeds. The Company intends to use the net proceeds from the offering to: i) launch our non-opioid FDA approved Strontium Chloride 89 USP Injection (SR89), a therapeutic drug for the treatment of skeletal pain associated with metastatic cancers; ii) focus on the clinical planning and IND filing for a Phase 4 post-marketing study to expand the indication of the approved SR89; iii) complete pre-IND studies and the filing of an IND for a phase II/III clinical program to test the efficacy of QBM-001, our product candidate for the treatment of young children with a rare autistic spectrum disorder that severely inhibits their ability to communicate; iv) continue development work on our novel chemotherapeutic drug for liver cancer; and v) further the optimization and pre-clinical testing of our glaucoma drug Man-01 for the treatment of open angle glaucoma.