Form 10-Q
period 2018-02-28
Q BioMed Inc.
filed 2018-04-16
CIK 1596062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-55535

Q BIOMED INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4013793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ortoli Rosenstadt LLP 501 Madison Avenue, 14th Floor New York, NY10022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	13,974,784 shares
(Class)	(Outstanding as at April 9, 2018)

Q BIOMED INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.
Condensed Consolidated Balance Sheets

	February 28, 2018	November 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$4,187,009	$824,783
Prepaid expenses	2,500	2,500
Total current assets	4,189,509	827,283
Total Assets	$4,189,509	$827,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$562,812	$463,539
Accrued expenses - related party	7,500	7,500
Total current liabilities	570,312	471,039
Total Liabilities	570,312	471,039

Commitments and Contingencies (Note 5)

Stockholders' Equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of February 28, 2018 and November 30, 2017	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 13,947,784 and 12,206,409 shares issued and outstanding as of February 28, 2018 and November 30, 2017, respectively	13,948	12,206
Additional paid-in capital	28,622,798	23,187,408
Accumulated deficit	(25,017,549)	(22,843,370)
Total Stockholders' Equity	3,619,197	356,244
Total Liabilities and Stockholders' Equity	$4,189,509	$827,283

 The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended February 28,
	2018	2017
Operating expenses:
General and administrative expenses	$1,320,769	$1,407,570
Research and development expenses	853,425	584,938
Total operating expenses	2,174,194	1,992,508

Other income (expenses):
Interest expense	-	(216,507)
Interest income	15	92
Loss on conversion of debt	-	(362,931)
Change in fair value of embedded conversion option	-	(905,000)
Change in fair value of warrant liability	-	(59,870)
Total other income (expenses)	15	(1,544,216)

Net loss	$(2,174,179)	$(3,536,724)

Net loss per share - basic and diluted	$(0.17)	$(0.37)

Weighted average shares outstanding, basic and diluted	12,727,442	9,472,250

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended February 28,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,174,179)	$(3,536,724)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock, warrants and options for services	491,881	803,017
Change in fair value of embedded conversion option	-	905,000
Change in fair value of warrant liability	-	59,870
Accretion of debt discount	-	181,336
Loss on conversion of debt	-	362,931
Changes in operating assets and liabilities:
Prepaid expenses	-	(4,500)
Accounts payable and accrued expenses	99,273	31,457
Accrued expenses - related party	-	(63,002)
Accrued interest payable	-	35,172
Net cash used in operating activities	(1,583,025)	(1,225,443)

Cash flows from financing activities:
Proceeds received from exercise of warrants	-	70,000
Proceeds received for issuance of common stock and warrants, net of offering costs	4,945,251	-
Net cash provided by financing activities	4,945,251	70,000

Net increase (decrease) in cash	3,362,226	(1,155,443)

Cash at beginning of period	824,783	1,468,724
Cash at end of period	$4,187,009	$313,281

Non-cash financing activities:
Issuance of common stock upon conversion of convertible notes payable	$-	$2,227,900
Reclassification of warrant liability to equity	$-	$227,940

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Notes to Condensed Consolidated Financial Statements
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

Note 2 - Basis of Presentation

The accompanying interim period unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The Condensed Consolidated Balance Sheet as of February 28, 2018, the Condensed Consolidated Statements of Operations for the three months ended February 28, 2018 and 2017, and the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2018 and 2017, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The Condensed Consolidated Balance Sheet at November 30, 2017 has been derived from audited financial statements included in the Company's Form 10-K, most recently filed with the SEC on February 28, 2018. The results for the three months ended February 28, 2018 and 2017 are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

The Company had a net loss and net cash used in operating activities of approximately $2.2 million and $1.6 million, respectively, during the three months ended February 28, 2018. These matters, amongst others, raise doubt about the Company’s ability to continue as a going concern.

As of February 28, 2018, the Company has raised operating funds through contacts, high net-worth individuals and strategic investors. The Company has not generated any revenue from operations since inception and has limited assets upon which to commence its business operations.  At February 28, 2018, the Company had cash of approximately $4.2 million.  On February 1, 2018, the Company netted approximately $4,945,000 from the registered sale of common stock and warrants to purchase common stock. The Company’s expected monthly burn rate is approximately $528,000. As such, management anticipates that the Company will have to raise additional funds and/or generate revenue from drug sales within twelve months to continue operations. Additional funding will be needed to implement the Company’s business plan that includes various expenses such as fulfilling our obligations under licensing agreements, legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. If the Company is unable to raise sufficient funds, management we will be forced to scale back the Company’s operations or cease our operations.

Management has determined that there is substantial doubt about the Company's ability to continue as a going concern within one year after the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Q BIOMED INC.
Notes to Condensed Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended November 30, 2017 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

In its interim consolidated financial statements, the Company utilizes an expected annual effective tax rate in determining its income tax provisions for the interim periods. That rate differs from U.S. statutory rates primarily as a result of valuation allowance related to the Company’s net operating loss carryforward as a result of the historical losses of the Company.

On December 22, 2017, the United States enacted new tax legislation, the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks. The Tax Act states that the 21% U.S. federal corporate tax rate is effective for tax years beginning on or after January 1, 2018. However, existing tax law, which was not amended under the Tax Act, governs when a change in tax rate is effective. Existing tax law provides that if the taxable year includes the effective date of any rate change (unless the change is the first date of the taxable year), taxes should be calculated by applying a blended rate to the taxable income for the year. Management has not yet determined the impact the rate reduction will have on the Company's gross deferred tax asset and liabilities and offsetting valuation allowance. However, the Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the quarter ended February 28, 2018.

In conjunction with the tax law changes, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The ultimate impact, which is expected to be recorded by November 30, 2018, may differ from any provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the tax Act, and the fact that we cannot definitively predict what our deferred tax balance will ultimately be as of November 30, 2018.

Recent accounting pronouncements

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

Q BIOMED INC.
Notes to Condensed Consolidated Financial Statements

Recent adopted pronouncements

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

	For the three months ended February 28,
Potentially dilutive securities	2018	2017
Warrants (Note 8)	4,877,558	1,027,500
Convertible debt	-	616,145
Options (Note 8)	500,000	-

Note 5 – Commitments and Contingencies

Advisory Agreements

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which the Company agreed to issue shares of common stock as services are received.   The Company issued an aggregate of approximately 4,500 shares of common stock during the three months ended February 28, 2018.

Lease Agreement

In December 2016, the Subsidiary entered into a lease agreement for its office space located in Cayman Islands for $30,000 per annum.  The initial term of the agreement ends in December 2019 and can be renewed for another three years.

Rent expenses was classified within general and administrative expenses and was approximately $7,500 and $5,000 for the three months ended February 28, 2018 and 2017, respectively.

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

During the three months ended February 28, 2018 and 2017, the Company incurred approximately $619,000 and $421,000, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License. Pursuant to the exclusive license from Mannin, we may purchase the Mannin IP within the next four years in exchange for investing a minimum of $4,000,000 into the development of the Mannin IP. Through February 28, 2018, the Company had funded an aggregate of $3.0 million to Mannin under the Exclusive License.

Bio-Nucleonics

On September 6, 2016, the Company entered into the Patent and Technology License and Purchase Option Agreement (the “BNI Exclusive License”) with Bio-Nucleonics Inc. (“BNI”) whereby the Company was granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the BNI Exclusive License.

During the three months ended February 28, 2018 and 2017, the Company incurred approximately $112,000 and $143,000, respectively, in research and development expenses pursuant to the BNI Exclusive License.  As of February 28, 2018, the Company had paid approximately $578,000 to BNI out of the maximum $850,000 cash funding requirement.

Q BIOMED INC.
Notes to Condensed Consolidated Financial Statements

Note 6 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were approximately $60,000 and $105,000 for the three months ended February 28, 2018 and 2017, respectively, and were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Note 7 - Stockholders’ Equity Deficit

As of February 28, 2018, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

On February 1, 2018, the Company sold an aggregate of 1,711,875 shares of common stock, and 1,711,875 warrants to purchase shares of common stock, in a registered public offering for gross proceeds of approximately $5,478,000.  The warrants are exercisable for five years at $3.20 per share.  The Company paid placement agent commissions of approximately $438,000 and issued the placement agent five-year warrants to purchase 81,688 shares of common stock at $3.84 per share. After the placement agents’ commissions and other offering expenses, the Company netted approximately $4,945,000 of proceeds. The Company intends to use the net proceeds from the offering to: i) launch our non-opioid FDA approved Strontium Chloride 89 USP Injection (SR89), a therapeutic drug for the treatment of skeletal pain associated with metastatic cancers; ii) focus on the clinical planning and IND filing for a Phase 4 post-marketing study to expand the indication of the approved SR89; iii) complete pre-IND studies and the filing of an IND for a phase II/III clinical program to test the efficacy of QBM-001, our product candidate for the treatment of young children with a rare autistic spectrum disorder that severely inhibits their ability to communicate; iv) continue development work on our novel chemotherapeutic drug for liver cancer; and v) further the optimization and pre-clinical testing of our glaucoma drug Man-01 for the treatment of open angle glaucoma.

Note 8 – Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at February 28, 2018 and changes during the period then ended:

	Warrants	Weighted AverageExercise Price	Weighted Average Remaining ContractualLife (years)	Intrinsic Value
Outstanding at November 30, 2017	3,083,995	$3.67	4.02	$2,539,185
Issued	1,793,563	$3.23	4.92
Exercised	-	$-	-	$-
Outstanding at February 28, 2018	4,877,558	$3.51	4.20	$851,000
Exercisable at February 28, 2018	4,844,058	$3.50	4.20	$851,000

Fair value of all outstanding warrants was calculated with the following key inputs:

	For the three months ended February 28,
	2018	2017
Stock price	$2.99 - $4.80	$4.15 - $7.87
Term (years)	3.0 - 5.0	1.75 - 4.5
Volatility	122.78% - 131.37%	137.77% - 140.64%
Risk-free rate	1.78% - 2.65%	1.17% - 1.27%
Dividend yield	0.00%	0.00%

Q BIOMED INC.
Notes to Condensed Consolidated Financial Statements

Options issued for services

The following represents a summary of all outstanding options to purchase the Company’s common stock at February 28, 2018 and changes during the period then ended:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at November 30, 2017	450,000	$4.00	4.51	$220,500
Issued	50,000	$3.00	4.95	$-
Exercised	-	$-	-	$-
Outstanding at February 28, 2018	500,000	$3.90	4.33	$-
Exercisable at February 28, 2018	225,000	$4.00	4.26	$-

Fair value of all outstanding warrants was calculated with the following key inputs:

For the three months ended February 28,
2018
Exercise price	$3.00
Expected term (years)	5.0
Volatility	127.70%
Risk-free rate	2.52%
Dividend yield	0.00%

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $402,000 and $672,000 as a result of the shares, outstanding warrants and options issued to consultants and employees during the three months ended February 28, 2018 and 2017, respectively.

As of February 28, 2018, the estimated unrecognized stock-based compensation associate with these agreements is approximately $224,000 and will be recognized over the next 0.16 year.

Note 11 – Subsequent Events

Master Service Agreement

On March 1, 2018, the Company entered into the master service agreement (“Master Service Agreement”) with Chedwick Marketing Group to have it perform the consulting services for a maximum period of six months, which may be renewed after term at the sole option of the Company.  On March 1, 2018, the Company entered into the Statement of Work No. 1 (“Statement of Work”) with Chedwick Marketing Group. The Company agreed to issue Chedwick Marketing Group 20,000 fully paid restricted common shares on signing. The Company agreed to pay additional cash for media spend as invoiced by Chedwick or other service providers. The company agreed to issue 7,000 shares to Chedwick on execution of the agreement and on the first day of each month until the termination or renewal of the contract.

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

Recent Developments

Capital Raising

On February 1, 2018, the Company sold an aggregate of 1,711,875 shares of common stock, and 1,711,875 warrants to purchase shares of common stock, in a registered public offering for gross proceeds of approximately $5,478,000.  The warrants are exercisable for five years at $3.20 per share.  The Company paid placement agent commissions of approximately $438,000 and issued the placement agent five-year warrants to purchase 81,688 shares of common stock at $3.84 per share. After the placement agents’ commissions and other offering expenses, the Company netted approximately $4,945,000 of proceeds. The Company intends to use the net proceeds from the offering to: i) launch our non-opioid FDA approved Strontium Chloride 89 USP Injection (SR89), a therapeutic drug for the treatment of skeletal pain associated with metastatic cancers; ii) focus on the clinical planning and IND filing for a Phase 4 post-marketing study to expand the indication of the approved SR89; iii) complete pre-IND studies and the filing of an IND for a phase II/III clinical program to test the efficacy of QBM-001, our product candidate for the treatment of young children with a rare autistic spectrum disorder that severely inhibits their ability to communicate; iv) continue development work on our novel chemotherapeutic drug for liver cancer; and v) further the optimization and pre-clinical testing of our glaucoma drug Man-01 for the treatment of open angle glaucoma.

Strontium 89 Chloride commercialization

On September 6, 2016, we entered into a definitive agreement to exclusively license worldwide and ultimately acquire all the assets from a private company related to an FDA approved generic drug for the treatment of pain associated with metastatic bone cancer, Generic Strontium Chloride Sr-89 Injection USP (“SR89”).

We have initiated final drug product manufacturing at a new contract manufacturing site and through our licensor have filed for the required FDA approval for that site. We will work with the regulators to affect that approval as soon as possible.  As a result SR89 will not be commercially available until we have the approval of the FDA to release drug from that site. We anticipate that this will occur in the second quarter of 2018, although it may occur later or never at all.

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

Given that we are developing an analogue of a well-known approved drug that regulates these channels, we expect to advance this clinically through a 505(b)2 pathway expected to start in late 2018. This single Phase 2/3 pivotal trial, which, if successful, could have the drug ready for market in less than two years from trial initiation.

License Agreement in Liver Cancer Chemotherapeutic Drug Candidate

On June 15, 2017, we signed a final license agreement with The Oklahoma Medical Research Foundation (OMRF) and the Rajiv Gandhi Centre for Biotechnology (RGCB). Under the agreement Q BioMed has the global exclusive rights to develop and market a novel chemotherapeutic drug to treat liver cancer.

We are currently working on synthesizing the molecule chemically to ensure commercial availability and scalability. We anticipate that pre-IND work and evaluation will be done by the middle of this year, and if successful, the IND is expected to be filed in the second half of 2018 or early 2019.

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

We are pleased with the progress Mannin research teams have achieved over the past several months and look forward to putting the final drug candidates into IND enabling studies this year.

We continue to advance all the assets in our pipeline. We have executed on our plan to build a pipeline of considerable inherent value with several catalysts expected for 2018. We aim to have a commercial drug on the market by the end of the second quarter of 2018 and two new INDs filed in 2018 including a Phase 4 and a Phase 2/3 pivotal trial. We remain committed to advancing our assets towards the patients that need them and driving value for our shareholders.

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

Unaudited Results of Operations for the three months ended February 28, 2018 and 2017:

	For the three months ended
	February 28, 2018	February 28, 2017
Operating expenses:
General and administrative expenses	$1,320,769	$1,407,570
Research and development expenses	853,425	584,938
Total operating expenses	2,174,194	1,992,508

Other income (expense):
Interest expense	-	(216,507)
Interest income	15	92
Loss on conversion of debt	-	(362,931)
Change in fair value of embedded conversion option	-	(905,000)
Change in fair value of warrant liability	-	(59,870)
Total other income (expenses)	15	(1,544,216)

Net loss	$(2,174,179)	$(3,536,724)

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in operating expenses was mainly due to more professional and research & development fees incurred in connection with the license agreements with Mannin, BNI and Asdera.

Other expenses

During the three months ended February 28, 2018, other income included $15 in interest income.  During the three months ended February 28, 2017, other expenses included approximately $217,000 in interest expense, $905,000 for the change in fair value of embedded conversion options, approximately $60,000 for the change in fair value of warrant liability, and approximately $363,000 in loss on the conversion of debt.

All of the Company’s outstanding debt was either converted or extinguished as of November 30, 2017 such that the Company had no debt outstanding during the three months ended February 28, 2018.

The decrease in interest expense results from the decrease in the weighted average debt balance in three month period ended February 28, 2017 compared to the three months ended February 28, 2018.

During the three month period ended February 28, 2017, we recognized losses upon the issuance of certain convertible notes of $363,000. The recognized losses result for the conversion of notes where the conversion option has been bifurcated for accounting purposes. As a result, conversions are recognized as an extinguishment of the bifurcated conversion option and of the loan host, which results in a gain or loss based on the difference between the carrying value of the conversion option and loan host compared to the fair value of the common stock issued to convert the note.

During the three month period ended February 28, 2017, we recognized a loss of $905,000 for the aggregate increase in fair value of conversion options embedded in convertible notes. The embedded conversion feature in certain notes was separately measured at fair value with subsequent changes in fair value recognized in current operations. We use a binomial valuation model, with fourteen steps of the binomial tree, to estimate the fair value of the embedded conversion options.

Net loss

In the three months ended February 28, 2018 and 2017, we incurred net losses of approximately $2.2 million and $3.5 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We had approximately $4.2 million in cash as of February 28, 2018.  Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

We depend upon our ability, and will continue to attempt, to secure equity and/or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all.  Our management has determined that there is substantial doubt about our ability to continue as a going concern within one year after the condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the three months ended February 28,
	2018	2017

Net cash (used in) provided by:
Operating activities	$(1,583,025)	$(1,225,443)
Financing activities	4,945,251	70,000
Net (decrease) increase in cash	$3,362,226	$(1,155,443)

Net cash used in operating activities was approximately $1.6 million for the three months ended February 28, 2018 as compared to approximately $1.2 million for the three months ended February 28, 2017.  The increase in net cash used in operating activities relates to the net loss of approximately $2.2 million for the three months ended February 28, 2018, partially offset by aggregate non-cash expenses of approximately $492,000.  The net cash used in operating activities of approximately $1.2 million for the three months ended February 28, 2017 results from the net loss of approximately $3.5 million, partially offset by aggregate non-cash expenses of approximately $2.3 million.

Net cash provided by financing activities was approximately $4.9 million for the three months ended February 28, 2018, resulting from proceeds received from the issuance of common stock and warrants of approximately $5.4 million, offset by offering costs of approximately $0.5 million.  Net cash provided by financing activities was $70,000 for the three months ended February 28, 2017, resulting from proceeds received the exercise of warrants.

Commitments and Contingencies

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

Advisory Agreements

We entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which we agreed to issue shares of common stock as services are received.   The Company issued an aggregate of approximately 4,500 shares of common stock during the three months ended February 28, 2018.

Lease Agreement

In December 2016, the Subsidiary entered into a lease agreement for its office space located in Cayman Islands for $30,000 per annum.  The initial term of the agreement ends in December 2019 and can be renewed for another three years.

Rent expenses was classified within general and administrative expenses and was approximately $7,500 and $5,000 for the three months ended February 28, 2018 and 2017, respectively.

License Agreement

Mannin

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

During the three months ended February 28, 2018 and 2017, we incurred approximately $619,000 and $421,000, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.  Through February 28, 2018, we had funded an aggregate of $3.0 million to Mannin under the Exclusive License.

Bio-Nucleonics

On September 6, 2016, we entered into the Patent and Technology License and Purchase Option Agreement (the “BNI Exclusive License”) with Bio-Nucleonics Inc. (“BNI”) whereby we were granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the BNI Exclusive License.

During the three months ended February 28, 2018 and 2017, we incurred approximately $112,000 and $143,000, respectively, in research and development expenses pursuant to the BNI Exclusive License.  As of February 28, 2018, we had paid approximately $578,000 to BNI out of the maximum $850,000 cash funding requirement.

Asdera

On April 21, 2017, we entered into a License Agreement on Patent & Know-How Technology (“Asdera License”) with Asdera LLC (“Asdera”) whereby we were granted a worldwide, exclusive, license on certain Asdera intellectual property (“Asdera IP”). The initial cost to acquire the Asdera License is $50,000 and the issuance of 125,000 shares of our common stock, with a fair value of $487,500, of which we had fully paid and issued as of November 30, 2017 and recorded in research and development expenses in the accompanying Consolidated Statements of Operations. In addition to royalties based upon net sales of the product candidate, if any, we are required to make certain additional payments upon additional milestones.

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

The initial cost to acquire the OMRF License Agreement is $10,000, which will be payable upon reaching certain agreed conditions.  In addition to royalties based upon net sales of the product candidate, if any, we are required to make additional payments upon additional milestones.
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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were approximately $60,000 and $105,000 for the three months ended February 28, 2018 and 2017, respectively, and were included within general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2018, we issued 27,000 shares to a third-party service provider in exchange for services. Such issuance was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering.

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

Q BIOMED INC.

April 16, 2018	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer