Form 10-Q
period 2018-05-31
Q BioMed Inc.
filed 2018-07-16
CIK 1596062

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	13,987,130 shares
(Class)	(Outstanding as at July 16, 2018)

Q BIOMED INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.
Condensed Consolidated Balance Sheets

	May 31, 2018	November 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$2,324,171	$824,783
Prepaid expenses	2,500	2,500
Total current assets	2,326,671	827,283
Total Assets	$2,326,671	$827,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$432,792	$463,539
Accrued expenses - related party	7,500	7,500
Total current liabilities	440,292	471,039
Total Liabilities	440,292	471,039

Commitments and Contingencies (Note 5)

Stockholders' Equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of May 31, 2018 and November 30, 2017	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 13,987,130 and 12,206,409 shares issued and outstanding as of May 31, 2018 and November 30, 2017, respectively	13,987	12,206
Additional paid-in capital	28,902,745	23,187,408
Accumulated deficit	(27,030,353)	(22,843,370)
Total Stockholders' Equity	1,886,379	356,244
Total Liabilities and Stockholders' Equity	$2,326,671	$827,283

 The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended May 31,		For the six months ended May 31,
	2018	2017	2018	2017
Operating expenses:
General and administrative expenses	$1,230,616	$1,676,961	$2,551,370	$3,084,439
Research and development expenses	782,188	1,013,420	1,635,613	1,598,358
Total operating expenses	2,012,804	2,690,381	4,186,983	4,682,797

Other income (expenses):
Interest expense	-	(216,600)	-	(433,107)
Loss on conversion of debt	-	(2,442)	-	(365,373)
Change in fair value of embedded conversion option	-	60,000	-	(845,000)
Change in fair value of warrant liability	-	-	-	(59,870)
Total other income (expenses)	-	(159,042)	-	(1,703,350)

Net loss	$(2,012,804)	$(2,849,423)	$(4,186,983)	$(6,386,147)

Net loss per share - basic and diluted	$(0.14)	$(0.29)	$(0.31)	$(0.66)

Weighted average shares outstanding, basic and diluted	13,982,627	9,920,456	13,358,654	9,698,816

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended May 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,186,983)	$(6,386,147)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock, warrants and options for services	771,867	1,849,149
Issuance of common stock for acquired in-process research and development	-	487,500
Change in fair value of embedded conversion option	-	845,000
Change in fair value of warrant liability	-	59,870
Accretion of debt discount	-	354,766
Loss on conversion of debt	-	365,373
Changes in operating assets and liabilities:
Prepaid expenses	-	(20,000)
Accounts payable and accrued expenses	(30,747)	(202,171)
Accrued expenses - related party	-	(63,002)
Accrued interest payable	-	78,341
Net cash used in operating activities	(3,445,863)	(2,631,321)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	-	2,500,000
Proceeds received from exercise of warrants	-	70,000
Proceeds received for issuance of common stock and warrants, net of offering costs	4,945,251	-
Net cash provided by financing activities	4,945,251	2,570,000

Net increase (decrease) in cash	1,499,388	(61,321)

Cash at beginning of period	824,783	1,468,724
Cash at end of period	$2,324,171	$1,407,403

Non-cash financing activities:
Issuance of common stock upon conversion of convertible notes payable	$-	$2,879,273
Reclassification of warrant liability to equity	$-	$227,940

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Notes to Condensed Consolidated Financial Statements

Note 1 - Organization of the Company and Description of the Business

Q BioMed Inc. (“Q BioMed” or “the Company”), incorporated in the State of Nevada on November 22, 2013, is a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. Q BioMed intends to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors.  The Company intends to develop these assets to provide returns via organic growth, revenue production, out-licensing, sell or spinoff new public companies.

On December 7, 2016, the Company formed its wholly-owned subsidiary in Cayman Islands, “Q BioMed Cayman SEZC” (the “Subsidiary”). The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Basis of Presentation

The accompanying interim period unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The Condensed Consolidated Balance Sheet as of May 31, 2018, the Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2018 and 2017, and the Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2018 and 2017, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The Condensed Consolidated Balance Sheet at November 30, 2017 has been derived from audited financial statements included in the Company's Form 10-K, most recently filed with the SEC on February 28, 2018. The results for the three and six months ended May 31, 2018 and 2017 are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

The Company had a net loss and net cash used in operating activities of approximately $4.2 million and $3.4 million, respectively, during the six months ended May 31, 2018. These matters, amongst others, raise doubt about the Company’s ability to continue as a going concern.

As of May 31, 2018, the Company has raised operating funds through contacts, high net-worth individuals and strategic investors. The Company has not generated any revenue from operations since inception and has limited assets upon which to commence its business operations.  At May 31, 2018, the Company had cash of approximately $2.3 million.  On February 1, 2018, the Company received net proceeds of approximately $4,945,000 from the registered sale of common stock and warrants to purchase common stock. The Company’s expected monthly burn rate is approximately $528,000. As such, management anticipates that the Company will have to raise additional funds and/or generate revenue from drug sales within twelve months to continue operations. Additional funding will be needed to implement the Company’s business plan that includes various expenses such as fulfilling our obligations under licensing agreements, legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. If the Company is unable to raise sufficient funds, management we will be forced to scale back the Company’s operations or cease our operations.

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

On December 22, 2017, the United States enacted new tax legislation, the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks. The Tax Act states that the 21% U.S. federal corporate tax rate is effective for tax years beginning on or after January 1, 2018. However, existing tax law, which was not amended under the Tax Act, governs when a change in tax rate is effective. Existing tax law provides that if the taxable year includes the effective date of any rate change (unless the change is the first date of the taxable year), taxes should be calculated by applying a blended rate to the taxable income for the year. Management has not yet determined the impact the rate reduction will have on the Company's gross deferred tax asset and liabilities and offsetting valuation allowance. However, the Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the six months ended May 31, 2018.

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

Recent accounting pronouncements

On February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee¹s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for the Company on December 1, 2019.  The Company is currently evaluating the effect the guidance will have on its Consolidated Financial Statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for the Company on December 1, 2019. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

Q BIOMED INC.
Notes to Condensed Consolidated Financial Statements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for the Company on December 1, 2019.
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

	For the six months ended May 31,
Potentially dilutive securities	2018	2017
Warrants (Note 8)	4,877,558	1,111,500
Convertible debt	-	985,723
Options (Note 8)	500,000 -	-

Note 5 – Commitments and Contingencies

Advisory Agreements

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which the Company agreed to issue shares of common stock as services are received.   The Company issued an aggregate of approximately 17,000 shares of common stock during the six months ended May 31, 2018.

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

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended May 31,		For the six months ended May 31,
	2018	2017	2018	2017
Rent expense	$7,500	$7,500	$15,000	$12,500

Q BIOMED INC.
Notes to Condensed Consolidated Financial Statements

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

During the six months ended May 31, 2018 and 2017, the Company incurred approximately $1,220,000 and $852,000, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License. Pursuant to the exclusive license from Mannin, we may purchase the Mannin IP within the next four years in exchange for investing a minimum of $4,000,000 into the development of the Mannin IP. Through May 31, 2018, the Company has funded an aggregate of $4.0 million to Mannin under the Exclusive License and has not purchased the Mannin IP. The purchase price for the Mannin IP is $30,000,000 less the amount of cash paid by the Company for development and the value of the common stock issued to the vendor.

Bio-Nucleonics

On September 6, 2016, the Company entered into the Patent and Technology License and Purchase Option Agreement (the “BNI Exclusive License”) with Bio-Nucleonics Inc. (“BNI”) whereby the Company was granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the BNI Exclusive License.

During the six months ended May 31, 2018 and 2017, the Company incurred approximately $283,000 and $208,000, respectively, in research and development expenses pursuant to the BNI Exclusive License.  As of May 31, 2018, the Company has funded approximately $699,000 to BNI out of the maximum $850,000 cash funding requirement.

Note 6 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended May 31,		For the six months ended May 31,
	2018	2017	2018	2017
Consulting and legal expenses	$60,000	$130,000	$120,000	$243,000

Note 7 - Stockholders’ Equity Deficit

As of May 31, 2018, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Registered public financing

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

The Company intends to use the net proceeds from the offering to: i) complete FDA manufacturing approval and launch our non-opioid FDA approved Strontium Chloride 89 USP Injection (SR89), a therapeutic drug for the treatment of skeletal pain associated with metastatic cancers; ii) focus on the clinical planning and IND filing for a Phase 4 post-marketing study to expand the indication of the approved SR89; iii) complete pre-IND studies and the filing of an IND for a phase II/III clinical program to test the efficacy of QBM-001, our product candidate for the treatment of young children with a rare autistic spectrum disorder that severely inhibits their ability to communicate; iv) continue development work on our novel chemotherapeutic drug for liver cancer; and v) further the optimization and pre-clinical testing of our glaucoma drug Man-01 for the treatment of open angle glaucoma.

Note 8 – Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at May 31, 2018 and changes during the period then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining ContractualLife (years)	Intrinsic Value
Outstanding at November 30, 2017	3,083,995	$3.67	4.02	$2,539,185
Issued	1,793,563	$3.23	4.67
Outstanding at May 31, 2018	4,877,558	$3.51	3.95	$1,479,375
Exercisable at May 31, 2018	4,871,308	$3.51	3.95	$1,479,375

Fair value of all outstanding warrants issued to non-employees for services was calculated with the following key inputs:

	For the six months ended May 31,
	2018	2017
Stock price	$2.92 - $3.40	$3.81 - $7.87
Term (years)	2.0 - 4.3	1.75 - 4.5
Volatility	124.88% - 130.31%	132.15% - 140.64%
Risk-free rate	2.25% - 2.68%	1.17% - 1.45%
Dividend yield	0.00%	0.00%

Q BIOMED INC.
Notes to Condensed Consolidated Financial Statements

Options issued for services

The following represents a summary of all outstanding options to purchase the Company’s common stock at May 31, 2018 and changes during the six-month period then ended:

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at November 30, 2017	450,000	$4.00	4.51	$220,500
Issued	50,000	$3.00	4.70	$20,000
Outstanding at May 31, 2018	500,000	$3.90	4.08	$20,000
Exercisable at May 31, 2018	350,000	$3.96	4.04	$5,000

Fair value of all outstanding options was calculated with the following key inputs:

For the six months ended May 31,
2018
Exercise price	$3.00
Expected term (years)	5.0
Volatility	127.70%
Risk-free rate	2.52%
Dividend yield	0.00%

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $164,000 and $684,000 as a result of the shares, outstanding warrants and options issued to consultants and employees during the three months ended May 31, 2018 and 2017, respectively. The Company recognized general and administrative expenses of approximately $567,000 and $1,356,000 as a result of the shares, outstanding warrants and options issued to consultants and employees during the six months ended May 31, 2018 and 2017, respectively.

As of May 31, 2018, the estimated unrecognized stock-based compensation associate with these agreements is approximately $61,000 and will be recognized over the next 0.1 year.

Note 11 – Subsequent Events

On June 1, 2018, we issued 50,000 options to each of Denis Corin and William Rosenstadt for their continued services as directors of our company. Each option is to purchase a share of our common stock for $3.61 per share. The options vest in quarterly amounts on May 31, 2018, September 1, 2018, December 1, 2018 and March 1, 2019.

On June 1, 2018, we issued 100,000 options to each of Denis Corin and William Rosenstadt for their continued services as officers of our company. Each option is to purchase a share of our common stock for $3.61 per share. The options vest in quarterly amounts on May 31, 2018, September 1, 2018, December 1, 2018 and March 1, 2019.

On June 1, 2018, we entered into a new agreement with a consultant to provide expertise in the areas of technology assessment and product development. In exchange for such services, the consultant will receive 84,000 warrants to purchase a share of our common stock exercisable at $3.61 per share.

In June 2018, we entered into an agreement with a consultant to provide expertise in the areas of commercial marketing. In exchange for such services, each month for the twelve months of the agreement the consultant will receive shares of our common stock equal to $22,000 divided by the market price of our common stock on the first day of such month.

On June 1, 2018, we issued options to purchase 50,000 shares of our common stock at $3.61 per option to each of two advisors in exchange for consulting services. The options vest in quarterly amounts every three months.

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to create and expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

Recent Developments

Capital Raising

On February 1, 2018, we sold an aggregate of 1,711,875 shares of common stock, and 1,711,875 warrants to purchase shares of common stock, in a registered public offering for gross proceeds of approximately $5,478,000.  The warrants are exercisable for five years at $3.20 per share.  We paid placement agent commissions of approximately $438,000 and issued the placement agent five-year warrants to purchase 81,688 shares of common stock at $3.84 per share. After the placement agents’ commissions and other offering expenses, we netted approximately $4,945,000 of proceeds. We intend to use the net proceeds from the offering to: i) launch our non-opioid FDA approved Strontium Chloride 89 USP Injection (SR89), a therapeutic drug for the treatment of skeletal pain associated with metastatic cancers; ii) focus on the clinical planning and IND filing for a Phase 4 post-marketing study to expand the indication of the approved SR89; iii) complete pre-IND studies and the filing of an IND for a phase II/III clinical program to test the efficacy of QBM-001, our product candidate for the treatment of young children with a rare autistic spectrum disorder that severely inhibits their ability to communicate; iv) continue development work on our novel chemotherapeutic drug for liver cancer; and v) further the optimization and pre-clinical testing of our glaucoma drug Man-01 for the treatment of open angle glaucoma.

Strontium 89 Chloride commercialization

On September 6, 2016, we entered into a definitive agreement to exclusively license worldwide and ultimately acquire all the assets from a private company related to an FDA approved generic drug for the treatment of pain associated with metastatic bone cancer, Generic Strontium Chloride Sr-89 Injection USP (“SR89”).

We have initiated final drug product manufacturing at a new contract manufacturing site and through our licensor have filed for the required FDA approval for that site and will make supplemental responses as required. We will work with the regulators to affect that approval as soon as possible.  As a result, SR89 will not be commercially available until we have the approval of the FDA to release drug from that site. We anticipate that this will occur in the fourth quarter of 2018, although it may occur later or never at all.

License Agreement in Rare Pediatric Autistic Spectrum Disorder

On April 25, 2017, we entered into a licensing agreement that provides us with the worldwide exclusive rights to ASDERA’s ASD-002 (now annotated as QBM-001). QBM-001 is being developed to treat a rare pediatric nonverbal disorder. Under the terms of the agreement, we receive global rights to develop and commercialize the drug in the rare pediatric disease market.

Given that we are developing an analogue of a well-known approved drug that regulates these channels, we expect to advance this clinically through a 505(b)2 pathway expected to start in mid 2019. This single Phase 2/3 pivotal trial, which, if successful, could have the drug ready for market in less than two years from trial initiation. We are now developing novel composition and formulations of QBM-001 and expect to initiate the IND required pre-clinical testing in the balance of 2018.

License Agreement in Liver Cancer Chemotherapeutic Drug Candidate

On June 15, 2017, we signed a final license agreement with The Oklahoma Medical Research Foundation (OMRF) and the Rajiv Gandhi Centre for Biotechnology (RGCB). Under the agreement Q BioMed has the global exclusive rights to develop and market a novel chemotherapeutic drug to treat liver cancer.

We are currently working on synthesizing the molecule chemically to ensure commercial availability and scalability. We anticipate that pre-IND work and evaluation will be done in the third quarter of this year, and if successful, the IND is expected to be filed in early 2019.

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

We continue to advance all the assets in our pipeline. We have executed on our plan to build a pipeline of considerable inherent value with several catalysts expected for 2018. We aim to have a commercial drug on the market by the end of of 2018 and two new INDs filed in early 2019 including a Phase 4 and a Phase 2/3 pivotal trial. We remain committed to advancing our assets towards the patients that need them and driving value for our shareholders.

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

Unaudited Results of Operations for the three months ended May 31, 2018 and 2017:

	For the three months ended May 31,
	2018	2017
Operating expenses:
General and administrative expenses	$1,230,616	$1,676,961
Research and development expenses	782,188	1,013,420
Total operating expenses	2,012,804	2,690,381

Other income (expenses):
Interest expense	-	(216,600)
Loss on conversion of debt	-	(2,442)
Change in fair value of embedded conversion option	-	60,000
Change in fair value of warrant liability	-	-
Total other income (expenses)	-	(159,042)

Net loss	$(2,012,804)	$(2,849,423)

Operating expenses

We incur various costs and expenses in the execution of our business. Our operating expenses decreased to $2.0 million for the three months ended May 31, 2018 from $2.7 million for the corresponding period in 2017. The decrease in operating expenses was mainly due to less research & development fees incurred in connection with the license agreements with Asdera.

Other expenses

During the three months ended May 31, 2017, other expenses included approximately $217,000 in interest expense, a gain of $60,000 for the change in fair value of embedded conversion options, and approximately $2,000 in loss on the conversion of debt.

Net loss

In the three months ended May 31, 2018 and 2017, we incurred net losses of approximately $2.0 million and $2.8 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Unaudited Results of Operations for the six months ended May 31, 2018 and 2017:

	For the six months ended May 31,
	2018	2017
Operating expenses:
General and administrative expenses	$2,551,370	$3,084,439
Research and development expenses	1,635,613	1,598,358
Total operating expenses	4,186,983	4,682,797

Other income (expenses):
Interest expense	-	(433,107)
Loss on conversion of debt	-	(365,373)
Change in fair value of embedded conversion option	-	(845,000)
Change in fair value of warrant liability	-	(59,870)
Total other income (expenses)	-	(1,703,350)

Net loss	$(4,186,983)	$(6,386,147)

Operating expenses

We incur various costs and expenses in the execution of our business. Our operating expenses decreased to $4.2 million for the six months ended May 31, 2018 from $4.7 million for the corresponding period in 2017. The decrease in operating expenses was mainly due to less stock-based compensation.

Other expenses

During the six months ended May 31, 2017, other expenses included approximately $433,000 in interest expense, approximately $365,000 in loss on the conversion of debt, a loss of $845,000 for the change in fair value of embedded conversion options, and approximately $60,000 for the change in fair value of warrant liability.

Net loss

In the six months ended May 31, 2018 and 2017, we incurred net losses of approximately $4.2 million and $6.4 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We had approximately $2.3 million in cash as of May 31, 2018.  Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the six months ended May 31,
	2018	2017

Net cash (used in) provided by:
Operating activities	$(3,445,863)	$(2,631,321)
Financing activities	4,945,251	2,570,000
Net (decrease) increase in cash	$1,499,388	$(61,321)

Net cash used in operating activities was approximately $3.4 million for the six months ended May 31, 2018 as compared to approximately $2.6 million for the six months ended May 31, 2017.  The increase in net cash used in operating activities relates to the net loss of approximately $3.9 million for the six months ended May 31, 2018, partially offset by aggregate non-cash expenses of approximately $772,000.  The net cash used in operating activities of approximately $2.6 million for the six months ended May 31, 2017 results from the net loss of approximately $6.4 million, partially offset by aggregate non-cash expenses of approximately $4.0 million.

Net cash provided by financing activities was approximately $4.9 million for the six months ended May 31, 2018, resulting from proceeds received from the issuance of common stock and warrants of approximately $5.4 million, offset by offering costs of approximately $0.5 million.  Net cash provided by financing activities was $2.6 million for the six months ended May 31, 2017, resulting from $2.5 million in proceeds received from the issuance of convertible notes and $70,000 in proceeds from the exercise of warrants.

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

Advisory Agreements

We entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which we agreed to issue shares of common stock as services are received.   We issued an aggregate of approximately 17,000 shares of common stock during the six months ended May 31, 2018.

Lease Agreement

In December 2016, we entered into a lease agreement for its office space located in Cayman Islands for $30,000 per annum.  The initial term of the agreement ends in December 2019 and can be renewed for another three years.

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended May 31,		For the six months ended May 31,
	2018	2017	2018	2017
Rent expense	$7,500	$7,500	$15,000	$12,500

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

During the six months ended May 31, 2018 and 2017, we incurred approximately $1,220,000 and $852,000, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License. Pursuant to the exclusive license from Mannin, we may purchase the Mannin IP within the next four years in exchange for investing a minimum of $4,000,000 into the development of the Mannin IP. Through May 31, 2018, we have funded an aggregate of $4.0 million to Mannin under the Exclusive License. The purchase price for Mannin the IP is $30,000,000 less the amount of cash paid by the Company for development and the value of the common stock issued to the vendor.

Bio-Nucleonics

On September 6, 2016, we entered into the Patent and Technology License and Purchase Option Agreement (the “BNI Exclusive License”) with Bio-Nucleonics Inc. (“BNI”) whereby we were granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the BNI Exclusive License.

During the six months ended May 31, 2018 and 2017, we incurred approximately $283,000 and $208,000, respectively, in research and development expenses pursuant to the BNI Exclusive License.  As of May 31, 2018, we has funded approximately $699,000 to BNI out of the maximum $850,000 cash funding requirement.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended May 31,		For the six months ended May 31,
	2018	2017	2018	2017
Consulting and legal expenses	$60,000	$130,000	$120,000	$243,000

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

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee.  Only one of our three directors is an independent director, and none of our directors is considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act. We have interviewed additional potential independent directors, but have not engaged any.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2018, we issued 50,000 options to each of Denis Corin and William Rosenstadt for their continued services as directors of our company. Each option is to purchase a share of our common stock for $3.61 per share. The options vest in quarterly amounts on May 31, 2018, September 1, 2018, December 1, 2018 and March 1, 2019.

On June 1, 2018, we issued 100,000 options to each of Denis Corin and William Rosenstadt for their continued services as officers of our company. Each option is to purchase a share of our common stock for $3.61 per share. The options vest in quarterly amounts on May 31, 2018, September 1, 2018, December 1, 2018 and March 1, 2019.

On June 1, 2018, we entered into a new agreement with a consultant to provide expertise in the areas of technology assessment and product development. In exchange for such services, the consultant will receive warrants to purchase a share of our common stock exercisable at $3.61 per share.
In June 2018, we entered into an agreement with a consultant to provide expertise in the areas of commercial marketing. In exchange for such services, each month for the twelve months of the agreement the consultant will receive shares of our common stock equal to $22,000 divided by the market price of our common stock on the first day of such month.

On June 1, 2018, we issued options to purchase 50,000 shares of our common stock at $3.61 per option to each of two advisors in exchange for consulting services. The options vest in quarterly amounts every three months.

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

Q BIOMED INC.

July 16, 2018	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer