Form 10-Q
period 2018-08-31
Q BioMed Inc.
filed 2018-10-15
CIK 1596062

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-55535

Q BIOMED INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4013793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ortoli Rosenstadt LLP 366 Madison Avenue, 3rd Floor New York, NY 10017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	14,240,361 shares
(Class)	(Outstanding as at October 12, 2018)

Q BIOMED INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.
Condensed Consolidated Balance Sheets

	August 31, 2018	November 30, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$786,852	$824,783
Prepaid expenses	2,500	2,500
Total current assets	789,352	827,283
Total Assets	$789,352	$827,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$699,554	$463,539
Accrued expenses - related party	7,500	7,500
Total current liabilities	707,054	471,039
Total Liabilities	707,054	471,039

Commitments and Contingencies (Note 5)

Stockholders' Equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of August 31, 2018 and November 30, 2017	-	-
Common Stock, $0.001 par value; 250,000,000 shares authorized; 14,077,312 and 12,206,409 shares issued and outstanding as of August 31, 2018 and November 30, 2017, respectively	14,077	12,206
Additional paid-in capital	30,084,105	23,187,408
Accumulated deficit	(30,015,884)	(22,843,370)
Total Stockholders' Equity	82,298	356,244
Total Liabilities and Stockholders' Equity	$789,352	$827,283

 The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended August 31,		For the nine months ended August 31,
	2018	2017	2018	2017
Operating expenses:
General and administrative expenses	$1,996,391	$3,038,018	$4,547,761	$6,122,565
Research and development expenses	989,140	697,966	2,624,753	2,296,324
Total operating expenses	2,985,531	3,735,984	$7,172,514	8,418,889

Other income (expenses):
Interest expense	-	(202,160)	-	(635,267)
Interest income	-	15	-	123
Loss on conversion of debt	-	-	-	(365,373)
Loss on extinguishment of debt	-	(76,251)	-	(76,251)
Change in fair value of embedded conversion option	-	32,983	-	(812,017)
Change in fair value of warrant liability	-	-	-	(59,870)
Total other income (expenses)	-	(245,413)	-	(1,948,655)

Net loss	$(2,985,531)	$(3,981,397)	$(7,172,514)	$(10,367,544)

Net loss per share - basic and diluted	$(0.21)	$(0.37)	$(0.53)	$(1.03)

Weighted average shares outstanding, basic and diluted	14,019,683	10,816,282	13,579,917	10,074,766

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit		Total Stockholders' Equity (Deficit)
Balance as of November 30, 2017	12,206,409	$12,206	$23,187,408	$(22,843,370)	$-	$(356,244)
Issuance of common stock, warrants and options for services	159,028	159	1,953,158	-		1,953,317
Issuance of common stock and warrants for cash, net of offering costs	1,711,875	1,712	4,943,539	-		4,945,251
Net loss	-	-	-	(7,172,514)		(7,172,514)
Balance as of August 31, 2018	14,077,312	$14,077	$30,084,105	$(30,015,884)	$-	$82,298

Q BIOMED INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended August 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,172,514)	$(10,367,544)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock, warrants and options for services	1,953,317	4,181,693
Issuance of common stock for acquired in-process research and development	-	487,500
Change in fair value of embedded conversion option	-	812,017
Change in fair value of warrant liability	-	59,870
Accretion of debt discount	-	525,864
Loss on conversion of debt	-	365,373
Loss on extinguishment of debt	-	76,251
Changes in operating assets and liabilities:
Prepaid expenses	-	(5,000)
Accounts payable and accrued expenses	236,015	(115,881)
Accrued expenses - related party	-	(53,002)
Accrued interest payable	-	109,404
Net cash used in operating activities	(4,983,182)	(3,923,455)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	-	2,500,000
Proceeds received from exercise of warrants	-	70,000
Proceeds received for issuance of common stock and warrants, net of offering costs	4,945,251	2,383,900
Net cash provided by financing activities	4,945,251	4,953,900

Net increase (decrease) in cash	(37,931)	1,030,445

Cash at beginning of period	824,783	1,468,724
Cash at end of period	$786,852	$2,499,169

Non-cash financing activities:
Issuance of common stock upon conversion of convertible notes payable	$-	$3,540,838
Issuance of common stock and warrants in exchange for extinguishment of convertible notes payable	$-	$442,149
Reclassification of warrant liability to equity	$-	$227,940

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Note 2 - Basis of Presentation

The accompanying interim period unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The Condensed Consolidated Balance Sheet as of August 31, 2018, the Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2018 and 2017, and the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2018 and 2017, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The Condensed Consolidated Balance Sheet at November 30, 2017 has been derived from audited financial statements included in the Company's Form 10-K, most recently filed with the SEC on February 28, 2018. The results for the three and nine months ended August 31, 2018 and 2017 are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

The Company had a net loss and net cash used in operating activities of approximately $7.2 million and $5.0 million, respectively, during the nine months ended August 31, 2018. These matters, amongst others, raise doubt about the Company’s ability to continue as a going concern.

As of August 31, 2018, the Company has raised operating funds through contacts, high net-worth individuals and strategic investors. The Company has not generated any revenue from operations since inception and has limited assets upon which to commence its business operations.  At August 31, 2018, the Company had cash of approximately $787,000. The Company’s expected monthly burn rate is approximately 682,000. As such, management anticipates that the Company will have to raise additional funds and/or generate revenue from drug sales within twelve months to continue operations. Additional funding will be needed to implement the Company’s business plan that includes various expenses such as fulfilling our obligations under licensing agreements, legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. If the Company is unable to raise sufficient funds, management we will be forced to scale back the Company’s operations or cease our operations.

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

On December 22, 2017, the United States enacted new tax legislation, the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks. The Tax Act states that the 21% U.S. federal corporate tax rate is effective for tax years beginning on or after January 1, 2018. However, existing tax law, which was not amended under the Tax Act, governs when a change in tax rate is effective. Existing tax law provides that if the taxable year includes the effective date of any rate change (unless the change is the first date of the taxable year), taxes should be calculated by applying a blended rate to the taxable income for the year. Management has not yet determined the impact the rate reduction will have on the Company's gross deferred tax asset and liabilities and offsetting valuation allowance. However, the Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the nine months ended August 31, 2018.

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

	For the nine months ended August 31,
Potentially dilutive securities	2018	2017
Warrants (Note 8)	4,955,058	3,033,995
Convertible debt	-	567,407
Options (Note 8)	900,000 -	-

Note 5 – Commitments and Contingencies

Advisory Agreements

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which the Company agreed to issue shares of common stock as services are received.   The Company issued an aggregate of approximately 159,028 shares of common stock during the nine months ended August 31, 2018.

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

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended August 31,		For the nine months ended August 31,
	2018	2017	2018	2017
Rent expense	$7,500	$5,000	$23,000	$17,000

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

During the three months ended August 31, 2018 and 2017, the Company incurred approximately $520,000 and $525,000, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

During the nine months ended August 31, 2018 and 2017, the Company incurred approximately $1.7 million and $1.4 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License. Pursuant to the exclusive license from Mannin, we may purchase the Mannin IP within the next four years in exchange for investing a minimum of $4,000,000 into the development of the Mannin IP. Through August 31, 2018, the Company has funded an aggregate of $4.6 million to Mannin under the Exclusive License and has not purchased the Mannin IP. The purchase price for the Mannin IP is $30,000,000 less the amount of cash paid by the Company for development and the value of the common stock issued to the vendor.

Bio-Nucleonics

On September 6, 2016, the Company entered into the Patent and Technology License and Purchase Option Agreement (the “BNI Exclusive License”) with Bio-Nucleonics Inc. (“BNI”) whereby the Company was granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the BNI Exclusive License.

During the three months ended August 31, 2018 and 2017, the Company incurred approximately $290,000 and $144,000, respectively, in research and development expenses pursuant to the BNI Exclusive License.

During the nine months ended August 31, 2018 and 2017, the Company incurred approximately $573,000 and $352,500, respectively, in research and development expenses pursuant to the BNI Exclusive License.  As of August 31, 2018, the Company has funded approximately $838,000 to BNI out of the maximum $850,000 cash funding requirement.

Note 6 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended August 31,		For the nine months ended August 31,
	2018	2017	2018	2017
Consulting and legal expenses	$60,000	$102,500	$180,000	$322,500

Note 7 - Stockholders’ Equity Deficit

As of August 31, 2018, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

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

Note 8 – Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at August 31, 2018 and changes during the period then ended:

	Warrants	Weighted AverageExercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at November 30, 2017	3,083,995	$3.67	4.02	$2,539,185
Issued	1,877,563	$3.25	4.35	$-
Expired	(6,500)	$3.50	-	$-
Outstanding at August 31, 2018	4,955,058	$3.51	3.68	$656,000
Exercisable at August 31, 2018	4,885,058	$3.51	3.70	$656,000

Fair value of all outstanding warrants issued to non-employees for services was calculated with the following key inputs:

	For the nine months ended August 31,
	2018	2017
Stock price	$2.14 - $3.61	$3.50 - $7.87
Term (years)	3.0 - 5.0	1.75 - 5.0
Volatility	123.00% - 128.49%	129.81% - 142.93%
Risk-free rate	2.47% - 2.78%	1.17% - 1.74%
Dividend yield	0.00%	0.00%

Options issued for services

The following represents a summary of all outstanding options to purchase the Company’s common stock at August 31, 2018 and changes during the nine-month period then ended:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at November 30, 2017	450,000	$4.00	4.51	$220,500
Issued	450,000	$3.37	4.72	$-
Outstanding at August 31, 2018	900,000	$3.68	4.24	$-
Exercisable at August 31, 2018	575,000	$3.85	3.97	$-

Fair value of all outstanding options was calculated with the following key inputs:

	For the nine months ended August 31,
	2018	2017
Exercise price	$3.00 - $3.61	$4.00
Expected term (years)	5.0	5
Volatility	128.00% - 130.00%	130.00%
Risk-free rate	2.52% - 2.71%	1.71%
Dividend yield	0.00%	0.00%

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $946,000 and $2.3 million as a result of the shares, outstanding warrants and options issued to consultants and employees during the three months ended August 31, 2018 and 2017, respectively. The Company recognized general and administrative expenses of approximately $1.5 million and $4.2 million as a result of the shares, outstanding warrants and options issued to consultants and employees during the nine months ended August 31, 2018 and 2017, respectively.

As of August 31, 2018, the estimated unrecognized stock-based compensation associate with these agreements is approximately $454,000 and will be recognized over the next 0.3 year.

Note 11 – Subsequent Events

On September 21, 2018, the Company entered into a securities purchase agreement with an accredited investor to place Convertible Debentures (the “Debentures”) with a maturity date of eighteen months after the issuance thereof in the aggregate principal amount of up to $4,000,000, provided that in case of an event of default, the Debentures may become at the holder’s election immediately due and payable. The initial closing of the Transaction occurred on September 21, 2018 when the Company issued a Debenture for $2,000,000. The second closing is scheduled for within three days of the date on which the Company files a registration statement with the SEC for the resale of up to 2,000,000 shares of common stock into which the Debentures may be converted. The Debentures bear interest at the rate of 5.5% per annum.  In addition, the Company must pay to the holder a fee equal to 2.5% of the amount of the Debentures.

The Debenture may be converted at any time on or prior to maturity at the lower of $4.00 or 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the Debenture, the conversion price may never be less than $2.00. The Company may not convert any portion of a Debenture if such conversion would result in the holder beneficially owning more than 4.99% of the Company’s then issued and common stock, provided that such limitation may be waived by the holder with 65 days’ notice.

Any time after the six-month anniversary of the issuance of a Debenture that the daily VWAP is less than $2.00 for a period of twenty consecutive trading days (the “Triggering Date”) and only for so long as such conditions exist after a Triggering Date, the Company shall make monthly payments beginning on the last calendar day of the month when the Triggering Date occurred. Each monthly payment shall be in an amount equal to the sum of (i) the principal amount outstanding as of the Triggering Date divided by the number of such monthly payments until maturity, (ii) a redemption premium of 20% in respect of such principal amount and (iii) accrued and unpaid interest hereunder as of each payment date. The Company may, no more than twice, obtain a thirty-day deferral of a monthly payment due as a result of a Triggering Date through the payment of a deferral fee in the amount equal to 10% of the total amount of such monthly payment. Each deferral payment may be paid by the issuance of such number of shares as is equal to the applicable deferral payment divided by a price per share equal to 93% of the average of the four lowest daily VWAPs during the 10 consecutive Trading Days immediately preceding the due date in respect of such monthly payment being deferred, provided that such shares issued will be immediately freely tradable shares in the hands of the holder.

On September 21, 2018, the Company issued 25,000 shares in connection with the waiver of a right of first refusal for the sale of the Debentures.

On September 21, 2018, the Company issued 25,000 shares of common stock for advisory services in connection with the sale of the September 2018 convertible debentures mentioned above.

On September 21, 2018, the Company issued 25,000 shares of common stock in connection with legal services provided to the Company.

On September 21, 2018, the Company issued 38,049 shares of common stock to four consultants, including a member of the Company’s board and two members of the Company’s board of advisors, for consulting services.

In October, 2018, we issued 50,000 shares of common stock to BNI as a milestone payment.

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as, “believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

On September 21, 2018, we sold $2,000,000 worth of convertible notes to an investor, and pursuant to a securities purchase agreement that we entered into on the same day, we will sell an additional $2,000,000 within three days of filing of a registration statement registering the shares underlying the notes for resale with the U.S. Securities and Exchange Commission. The conversion price for the convertible notes is the lesser of (i) $4.00 and (ii) 93% of the four lowest VWAPs during the last ten trading days immediately preceding the date of such conversion, but in no event will the conversion price be less than $2.00. The convertibles notes have a term of eighteen months and bear interest at the rate of 5.5% per annum

Pipeline Update

Strontium Chloride 89

On September 6, 2016, we entered into the Patent and Technology License and Purchase Option Agreement with BioNucleonics Inc. whereby we were granted a worldwide, exclusive, perpetual, license on, and option to, acquire all of BNI’s assets related to an FDA approved generic drug for the treatment of pain associated with metastatic bone cancer, Strontium Chloride, within the three-year term of the exclusive license.   Once we have funded up to $850,000 in cash, we may exercise our option to acquire the BNI IP at no additional charge.

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

After the damaging 2017 hurricanes compromised our Texas-based contract manufacturing facility, we along with BNI elected to move our manufacturing to another facility. The FDA requires a Prior Approval Supplement (PAS) to be filed to approve this new facility to manufacture SR89. This was a lengthy process and required a significant paper filing and validation process and possible inspection by the FDA. This filing has been completed, and as a result additional fees have been paid to BNI. We have agreed to pay them an additional $125,000 and 100,000 shares in milestone payments on completion of the PAS process and approval of the facility. In addition, we will take assignment of the ANDA.

QBM-001 – Pediatric Autistic Spectrum Disorder

On April 25, 2017, we entered into a licensing agreement that provides us with the worldwide exclusive rights to ASDERA’s ASD-002 (now annotated as QBM-001). QBM-001 is being developed to treat a rare pediatric nonverbal disorder. Under the terms of the agreement, we receive global rights to develop and commercialize the drug in the rare pediatric disease market.

Given that we are developing an analogue of a well-known approved drug that regulates these channels, we expect to advance this clinically through a 505(b)2 pathway expected to start in mid 2019. This single pivotal trial, which, if successful, could have the drug ready for market in less than two years from trial initiation. We are now developing novel composition and formulations of QBM-001 and plan to commence a pivotal trial with QBM-001 in 2019.

On June 29, 2017 we entered into a services agreement with Sphaera Pharma Pte. Ltd to jointly develop a novel formulation for QBM001. We have agreed not to continue with that collaboration.

Uttroside-B Liver Cancer Therapeutic

On June 15, 2017, we entered into a Technology License Agreement with RGCB and OMRF whereby they granted us the exclusive license for Uttroside on intellectual property related to Uttroside-B.  Uttroside-B is a chemical compound that we seek to use to create a chemotherapeutic agent against liver cancer.

Subject to the terms of the Uttroside exclusive license, we will be in control of the development and commercialization of the product candidate and are responsible for the costs of such development and commercialization.  We have undertaken a good-faith commitment to (i) fund the pre-clinical trials and (ii) to initiate a Phase II clinical trial within six years of the date of the Agreement.  Failure to show a good-faith effort to meet those goals would mean that the Uttroside exclusive license would revert to the licensors.

Over the last year, a total synthesis of Uttroside B has been achieved and currently we are in the final stages of purification.  We expect to initiate the final scale-up by the end of the year.

Mannin and MAN01 Topical Eye Drop for Glaucoma

Mannin is utilizing a proprietary research platform technology to develop best-in-class drugs to treat vascular disease. Our lead compound is a first-in-class small molecule therapeutic for the treatment of Primary Open Angle Glaucoma.

The biological focus of our lead program is the Schlemm's canal and its role in regulating interocular eye pressure, one of the leading causes of glaucoma. We are unaware of any other glaucoma company targeting the Schlemm's canal, and we believe this pathway to be a causative pathway in glaucoma pathology. We are in late lead optimization and aim to initiate IND enabling studies in 2019.

We believe that a deep pipeline of novel therapeutics can be developed from our research platform approach, and we evaluate opportunities to treat other vascular diseases such as acute kidney injury, cardiovascular ischemic damage, pediatric glaucoma and influenza.

Recently, there have been a number of significant deals and announcements have been made in the ophthalmology space:

●
Aerie Pharmaceuticals, Inc. announced its newly approved drug Rhopressa, also known as netarsudil, for patients with open-angle glaucoma or ocular hypertension is a Rho kinase (ROCK) inhibitor combined with a norepinephrine transport (NET) inhibitor. Rhopressa relaxes the trabecular meshwork of the eye to increase the aqueous humor outflow, thereby reducing the episcleral venous pressure.

●
Bausch and Lomb announce a new ophthalmic drug for reduction of intraocular pressure in patients with open-angle glaucoma or ocular hypertension is a modified prostaglandin analog called Vyzulta (latanoprostene bunod). Vyzulta, a latanoprost prodrug, is the first prostaglandin F2-alpha agonist linked to a nitric oxide (NO)-donating moiety. Just like Rhopressa, latanoprostene bunod is a monotherapy with a dual mechanism of action. The latanoprost prodrug lowers intraocular pressure by metabolizing into two moieties, latanoprost acid, which primarily works within the uveoscleral pathway to increase aqueous humor outflow, and butanediol mononitrate, which releases NO to increase outflow through the trabecular meshwork and Schlemm's canal.

Financial Overview

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments, research and development costs, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Other than as set out in Note 3 to our accompanying unaudited condensed consolidated financial statements, we believe there have been no significant changes in our critical accounting policies as described in the Form 10-K.

Unaudited Results of Operations for the three months ended August 31, 2018 and 2017:

	For the three months ended August 31,
	2018	2017
Operating expenses:
General and administrative expenses	$1,996,391	$3,038,018
Research and development expenses	989,140	697,966
Total operating expenses	2,985,531	3,735,984

Other income (expenses):
Interest expense	-	(202,160)
Interest income	-	15
Loss on conversion of debt	-	-
Loss on extinguishment of debt	-	(76,251)
Change in fair value of embedded conversion option	-	32,983
Change in fair value of warrant liability	-	-
Total other income (expenses)	-	(245,413)

Net loss	$(2,985,531)	$(3,981,397)

Operating expenses

We incur various costs and expenses in the execution of our business. Our operating expenses decreased to $3.0 million for the three months ended August 31, 2018 from $3.7 million for the corresponding period in 2017. The decrease in operating expenses was mainly due to a decrease in stock-based compensation.

Other expenses

During the three months ended August 31, 2018, there were no activities. During the three months ended August 31, 2017, other expenses included approximately $202,000 in interest expense, a gain of $33,000 for the change in fair value of embedded conversion options, and approximately $76,000 in loss on the extinguishment of debt.

Net loss

In the three months ended August 31, 2018 and 2017, we incurred net losses of approximately $3.0 million and $4.0 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Unaudited Results of Operations for the nine months ended August 31, 2018 and 2017:

	For the nine months ended August 31,
	2018	2017
Operating expenses:
General and administrative expenses	$4,547,761	$6,122,565
Research and development expenses	2,624,753	2,296,324
Total operating expenses	$7,172,514	8,418,889

Other income (expenses):
Interest expense	-	(635,267)
Interest income	-	123
Loss on conversion of debt	-	(365,373)
Loss on extinguishment of debt	-	(76,251)
Change in fair value of embedded conversion option	-	(812,017)
Change in fair value of warrant liability	-	(59,870)
Total other income (expenses)	-	(1,948,655)

Net loss	$(7,172,514)	$(10,367,544)

Operating expenses

We incur various costs and expenses in the execution of our business. Our operating expenses decreased to $7.2 million for the nine months ended August 31, 2018 from $8.4 million for the corresponding period in 2017. The decrease in operating expenses was mainly due to less stock-based compensation.

Other expenses

During the nine months ended August 31, 2018, there were no activities. During the nine months ended August 31, 2017, other expenses included approximately $635,000 in interest expense, $76,000 in loss on extinguishment of debt, approximately $365,000 in loss on the conversion of debt, a loss of $812,000 for the change in fair value of embedded conversion options, and approximately $60,000 for the change in fair value of warrant liability.

Net loss

In the nine months ended August 31, 2018 and 2017, we incurred net losses of approximately $7.2 million and $10.4 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of revenues and must cover our operating through debt and equity financings to allow us to continue as a going concern. We had approximately $787,000 in cash as of August 31, 2018.  Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

We depend upon our ability, and will continue to attempt, to secure equity and/or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all.  Our management determined that there was substantial doubt about our ability to continue as a going concern within one year after the condensed consolidated financial statements were issued, and management’s concerns about our ability to continue as a going concern within the year following this report persist.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the nine months ended August 31,
	2018	2017

Net cash (used in) provided by:
Operating activities	$(4,983,182)	$(3,923,455)
Financing activities	4,945,251	4,953,900
Net (decrease) increase in cash	$(37,931)	$1,030,445

Net cash used in operating activities was approximately $5.0 million for the nine months ended August 31, 2018 as compared to approximately $3.9 million for the nine months ended August 31, 2017.  The increase in net cash used in operating activities relates to the net loss of approximately $7.2 million for the nine months ended August 31, 2018, partially offset by aggregate non-cash expenses of approximately $2.0 million.  The net cash used in operating activities of approximately $3.9 million for the nine months ended August 31, 2017 results from the net loss of approximately $10.4 million, partially offset by aggregate non-cash expenses of approximately $6.4 million.

Net cash provided by financing activities was approximately $4.9 million for the nine months ended August 31, 2018, resulting from proceeds received from the issuance of common stock and warrants of approximately $5.4 million, offset by offering costs of approximately $0.5 million.  Net cash provided by financing activities was $5.0 million for the nine months ended August 31, 2017, resulting mainly from the issuance of convertible notes payable and private placement.

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

Advisory Agreements

We entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which we agreed to issue shares of common stock as services are received.   We issued an aggregate of approximately 159,028 shares of common stock during the nine months ended August 31, 2018.

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

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended August 31,		For the nine months ended August 31,
	2018	2017	2018	2017
Rent expense	$7,500	$5,000	$23,000	$17,000

License Agreement

Mannin

On October 29, 2015, we entered into a Patent and Technology License and Purchase Option Agreement (“Mannin Exclusive License”) with a vendor whereby we were granted a worldwide, exclusive, license on, and option to, acquire certain intellectual property (“Mannin IP”) which initially focused on developing a first-in-class eye drop treatment for glaucoma within the four-year term of the Exclusive License.

During the three months ended August 31, 2018 and 2017, we incurred approximately $520,000 and $525,000, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Mannin Exclusive License.

During the nine months ended August 31, 2018 and 2017, we incurred approximately $1.7 million and $1.4 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License. Pursuant to the Mannin Exclusive License, we may purchase the Mannin IP within the next four years in exchange for investing a minimum of $4,000,000 into the development of the Mannin IP. Through August 31, 2018, we have funded an aggregate of $4.6 million to Mannin under the Mannin Exclusive License. The purchase price for the Mannin IP is $30,000,000 less the amount of cash paid by the Company for development and the value of the common stock issued to the vendor.

Bio-Nucleonics

On September 6, 2016, we entered into the Patent and Technology License and Purchase Option Agreement (the “BNI Exclusive License”) with Bio-Nucleonics Inc. (“BNI”) whereby we were granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the BNI Exclusive License.

During the three months ended August 31, 2018 and 2017, we incurred approximately $290,000 and $144,000, respectively, in research and development expenses pursuant to the BNI Exclusive License.

During the nine months ended August 31, 2018 and 2017, we incurred approximately $573,000 and $352,500, respectively, in research and development expenses pursuant to the BNI Exclusive License.  As of August 31, 2018, we had funded approximately $838,000 to BNI out of the maximum $850,000 cash funding requirement.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended August 31,		For the nine months ended August 31,
	2018	2017	2018	2017
Consulting and legal expenses	$60,000	$102,500	$180,000	$322,500

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2018, we issued 25,000 shares in connection with the waiver of a right of first refusal for the sale of $2,000,0000 in convertible debentures in September 2018 and the agreement to sell an additional $2,000,000 in convertible debentures upon the filing of a registration statement for the resale of the shares of common stock underlying the convertible debentures. The conversion price for the convertible notes is the lesser of (i) $4.00 and (ii) 93% of the four lowest VWAPs during the last ten trading days immediately preceding the date of such conversion, but in no event will the conversion price be less than $2.00.

On September 21, 2018, we issued 25,000 shares of common stock for advisory services in connection with the sale of the September 2018 convertible debentures mentioned above.

On September 21, 2018, we issued 25,000 shares of common stock in connection with legal services provided to us.

On September 21, 2018, we issued 38,049 shares of common stock to four consultants, including a member of our board and two members of our board of advisors, for consulting services.

In October, 2018, we issued 50,000 shares of common stock to BNI as a milestone payment.

The issuances of the securities mentioned above qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

Q BIOMED INC.

October 15, 2018	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer