Form 10-Q/A
period 2018-08-31
Q BioMed Inc.
filed 2018-10-19
CIK 1596062

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

Q BIOMED INC.
Amendment No. 1 to Quarterly Report

Explanatory Note

We are filing this Amendment No. 1 (the "Amendment") on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the three months ended August 31, 2018 (the "Original Filing") that was filed with the Securities and Exchange Commission on October 15, 2018, solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101 which were excluded from the Original Filing pursuant to the temporary hardship exemption provided by Rule 201 of Regulation S-T and to include a date on the cover page for the number of shares outstanding that had been omitted.

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

Q BIOMED INC.

October 19, 2018	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer