Form 10-K
period 2018-11-30
Q BioMed Inc.
filed 2019-03-07
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

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

Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter:  $34,809,642 as of May 31, 2018.

As of February 26, 2019 there were 14,466,155 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our” and the “Company” mean Q BioMed Inc. and, where applicable, our wholly-owned subsidiary; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States  Securities Act of 1933 , as amended; (iv) “Exchange Act” refers to the United States  Securities Exchange Act of 1934 , as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

FORM 10-K

For the fiscal year ended November 30, 2018

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are a biotechnology acceleration and development company focused on acquiring and in-licensing pre-clinical, clinical-stage and approved life sciences therapeutic products. We aim to accelerate the monetization of biomedical technologies through rapid innovation and collaborative partnerships with industry leading researchers. We have acquired or licensed assets in oncology, vascular disease, and rare orphan diseases that address unmet medical needs in large markets Currently, we have a portfolio therapeutic products, including two FDA approved products, Metastron ™ (approved in 22 countries) and its generic, Strontium 89 Chloride, a radiopharmaceutical for the non-opiate treatment of metastatic cancer bone pain, and several development stage products including: QBM-001 for rare pediatric non-verbal autism spectrum disorder, Uttroside-B for liver cancer, and MAN 01 for glaucoma as well as other MAN assets in development for infectious diseases, cardiovascular diseases and kidney disease. We aim to maximize risk-adjusted returns by focusing on multiple assets throughout the discovery and development cycle. We expect to benefit from early positioning in illiquid and/or less well known privately-held assets, thereby enabling us to capitalize on valuation growth as these assets move forward in their development.

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

In 2019, we plan: (i) to generate revenue from our Metastron and Strontium 89 products for pain palliation in bone metastases as well as commence a therapeutic expansion post-marketing phase 4 trial for this product; and (ii) to commence a phase 2/3 pivotal trial with our QBM-001 asset to address a non-verbal learning disorder in autistic children.

We also intend to file investigational new drug applications, or INDs late in 2019 or early 2020, with the FDA for each of our Uttroside-B and MAN 01 assets for the treatment of liver cancer and glaucoma, respectively.

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

General Information

We were incorporated in the State of Nevada on November 22, 2013 under the name ISMO Technology Solutions. On August 5, 2015, we recorded a stock split effectuated in the form a stock dividend. The stock dividend was paid at a rate of 1.5 “new” shares for every one issued and outstanding share held. On June 1, 2015, our Board of Directors determined it was in the best interest of the Company to establish a base of operations in the biomedical industry. As a result, the Board of Directors approved a change in the Company’s name from “ISMO Tech Solutions, Inc.” to “Q BioMed Inc.”  Q BioMed Inc. established its business as a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies.

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

Our Research and Development Activities

As a biomedical acceleration and development company, research and development is a core aspect of our business. In addition to fulfilling our obligations under the agreements pursuant to which we license some of our intellectual property, in our coming fiscal year we intend to incur research and development expenses for the initiation of the Phase IV study for our Metastron product, initiate IND enabling studies and filings for our QBM01 Non-Verbal Autism Spectrum drug and Man 01 our Open Angle Glaucoma Drug as well as our chemotherapeutic liver cancer drug Uttroside B. In the fiscal years ended November 30, 2018 and 2017, we have incurred approximately $3.2 million and $3.1 million, respectively, on research and development activities.

Metastron

On November 23, 2018, we entered into an Asset Sale Agreement (“ASA”) with GE Healthcare Limited (“GE”) whereby we acquired GE’s radiopharmaceutical drug, Metastron®, for cancer bone pain therapy. Metastron® is an FDA approved drug that GE had sold for over 20 years. In addition to continuing the sales of Metastron®, we plan on exploring options to broaden the technology platform in scope to uses beyond metastatic cancer bone pain. Under the ASA, we also acquired all related intellectual property including, but not limited to sales and distribution data, market authorizations and trademarks for Metastron® in various countries. We acquired these assets in exchange for an upfront payment of $500,000, a one-time milestone payment based on future sales, and royalty payments based on future sales. We did not acquire any workforce, manufacturing, inventory, sales agreements, or distribution agreements associated with Metastron®. Our first commercial sale of Metastron™ by the Company will occur only after the establishment of new manufacturing sites for Metastron® and under the appropriate regulatory filings required by the jurisdictions in which it is sold. Metastron has regulatory approval in 22 countries around the world. We are working with GE and the regulatory authorities to transfer the ownership of Metastron to Q BioMed and make the required regulatory filings in each jurisdiction. We are intending supply Metastron from a US based contract manufacturer and we are investigating establishing a European based facility to augment our capabilities for Europe and Asian markets. These efforts will take some time, but we do anticipate generating revenue in 2019. We are currently preparing the required regulatory filing for the US FDA to approve our US based contract manufacturer to produce Metastron.

About Metastron (Strontium89 Chloride Injection USP)

Metastron (Strontium89) is an FDA approved drug for pain palliation in bone metastases, primarily from breast, prostate and lung cancers. It is Medicare and Healthcare insurance reimbursable. It is a pure beta emitting radiopharmaceutical. It is a chemical analog of calcium and for this reason, localizes in bone. There is a significant concentration of both calcium and strontium analogs at the site of active osteoblastic activity. This is the biochemical basis for its use in treating metastatic bone disease.

Strontium89 shows prolonged retention in metastatic bone lesions with a biological half-life of over 50 days, remaining up to 100 days after injection of the radiopharmaceutical, whereas the half-life in normal bone tissue is approximately 14 days. Strontium-89 has been shown to decrease pain in patients with osteoblastic metastases resulting from prostate cancer. When Strontium89 Chloride is used, pain palliation occurs in up to 80% of patients within 2 to 3 weeks after administration and lasts from 3 to 12 months with an average of about 6 months.

The National Institute for Health and Care Excellence’s clinical guideline on “Prostate cancer: diagnosis and treatment” (2014) stated that “Strontium-89 should be considered for men with hormone-relapsed prostate cancer and painful bone metastases, especially those men who are unlikely to receive myelosuppressive chemotherapy”.

It is estimated the approximately 2,000,000 around the world are suffering from pain associated with metastatic disease in the bone. In the United States, of the estimated 450,000 individuals newly diagnosed with either breast or prostate cancer, one in three will develop bone metastases, a common cause of pain in cancer patients. These figures are expected to increase as the potential patient population ages.

Strontium-89 is a non-opioid drug for the treatment of debilitating metastatic cancer pain in the bone. We believe there is a significant opportunity to market this effective drug as practitioners and caregivers are being encouraged to reexamine their use of opiates for treating patients in pain. We estimate the palliation market to be approximately $300 million annually. Additional therapeutic indications for Strontium 89 are possible, and we intend to pursue those in 2019, hopefully resulting in entry into a multi-billion dollar therapeutic.

BioNucleonics Intellectual Property

On May 30, 2016, we entered into a Patent and Technology License and Purchase Option Agreement with BNI, which agreement was amended on September 6, 2016, whereby we were granted a worldwide, exclusive license on certain BNI intellectual property and the option to acquire the BNI IP within three years of the BNI.

The BNI IP consists of generic Strontium89 Chloride - SR89 (Generic Metastron®) and all of BNI’s intellectual property relating to it. Currently, SR89 is a radiopharmaceutical therapeutic for cancer bone pain therapy. We plan on exploring options to broaden the technology platform in scope to uses beyond metastatic cancer bone pain. In exchange for the consideration, we agreed, upon reaching various milestones, to issue to BNI an aggregate of 110,000 shares of common stock that are subject to certain restrictions from trading. Once we have funded up to $850,000 in cash, we may exercise the option to acquire the BNI IP at no additional charge. As of November 30, 2018, we have paid BNI in excess of $1.0 Million.. We have exercised our option to acquire the BNI IP, but BNI has not transferred the BNI IP to us. As a result, we have commenced litigation to, among other actions, obtain all of the BNI IP. We also seek judgments against BNI and related parties for the misappropriation of funds, breach of contract, fraud and fraudulent inducement.

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

Over the last 12 months we have funded the setup and validation of a manufacturing suite at our contract manufacturing facility in south Texas. Raw materials have been purchased and several validation lots of the drug have been produced for testing and stability as required by the FDA. All of these efforts to support various regulatory filings required by the FDA to approve the facility as a commercial production facility for Strontium 89. These filings included a CBE (Change Being Affected in 30 days) with the FDA required to be resubmitted as a PAS (Prior Approval Supplement), a more substantial dossier. These filings were completed and the FDA and BNI are going through the Q&A process. An inspection of facility is expected at any time, subsequent to which, if cleared, we expect to be in a position to produce commercial drug and initiate sales.

Mannin Intellectual Property

On October 29, 2015, we entered into a Patent and Technology License and Purchase Option Agreement with Mannin whereby we were granted a worldwide, exclusive license on, and option to acquire, certain Mannin intellectual property, or IP, within a four-year term.

The Mannin IP is initially focused on developing a first-in-class eye drop treatment for glaucoma. The technology platform may be expanded in scope beyond ophthalmological uses and may include cystic kidney disease, cardiovascular diseases and infectious disease. This platform technology has application in many disease states that result in ‘leaky’ vessels and the inefficient flow of fluids. Pursuant to the exclusive license from Mannin, we may purchase the Mannin IP within four years of entry into the agreement in exchange for investing a minimum of $4,000,000 into the development of the Mannin IP. Through November 30, 2018, we have funded an aggregate of $5.1 million to Mannin under the Exclusive License. The purchase price for the Mannin IP is $30,000,000 less the amount of cash paid by us for development and the value of the common stock issued to the vendor. This payment may be made in stock and cannot exceed 15% of the issued and outstanding Q BioMed stock.

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

We are developing a first-in-class drug targeting the Schlemm's canal and its role in regulating interocular eye pressure, one of the leading causes of glaucoma. No other glaucoma company is targeting the Schlemm's canal, the main drainage pathway in the eye. This unique vessel is responsible for 70-90% of the fluid drainage in the eye. The MAN 01 drug is currently in the lead optimization stage of its pre-clinical testing. We have also partnered with expert formulation and drug delivery specialists to assist in the final formulation of the novel eye drop treatment. We aim to initiate IND enabling studies is 2019 and file an IND in late 2019 or early 2020, to be flowed by a short phase 1 clinical trial lasting approximately 3 months.

A deep pipeline of novel therapeutics is being developed from this research platform, which would treat a spectrum of vascular diseases including Cystic Kidney Disease, cardiovascular disease and infectious diseases. We expect to advance these efforts in 2019.

GDF15 - A Novel Biomarker for the detection and measurement of Glaucoma

We have an option to exclusively license GDF15, a diagnostic marker for determining the severity of glaucoma using the expression levels of Growth Differentiation Factor 15 (GDF15) from the Washington University in St. Louis. Determining the severity of glaucoma using this biomarker will aid in treatment decisions for patients diagnosed with, and being treated for, glaucoma. We expect to exercise our option in the next 30 days.

Currently, no single examination or diagnostic test is able to accurately predict disease progression. Accurate monitoring for disease progression is critical to preserve visual function in glaucoma patients. Today, physicians only have surrogate measures to evaluate glaucomatous neurodegeneration. GDF15 represents an attractive biomarker for glaucoma with distinct advantages including early detection, over conventional clinical tests and has the potential to be a first-in-class diagnostic test. GDF15 was discovered by Dr. Rajendra Apte, the Paul A. Cibis Distinguished Professor of Ophthalmology and Visual Sciences at Washington University School of Medicine. Dr Apte is currently conducting a clinical trial to further validate GDF15 as a surrogate clinical tool in the treatment of Glaucoma patients.

Q BioMed plans to offer the GDF15 biomarker as a companion diagnostic to its MAN-01 small molecule therapeutic with a novel mechanism of action for Primary Open-Angle Glaucoma. By offering both a diagnostic and a therapeutic, Q BioMed and its technology partner Mannin Research Inc. are addressing the needs of both patients and physicians, as well as bringing innovation to the global glaucoma market.

ASDERA Intellectual Property – QBM001 Drug for the Treatment of Non-Verbal Autistic Spectrum Disorder

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

About QBM-001 - Addressing Rare Pediatric Non-verbal Spectrum Disorder

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

Cognitive intervention is the only form for treatment that has shown to help improve speech capability and social interaction, however, it has not been able to alleviate the lifetime burden of $10 million per person for cost of care. This is compounded by an additional $10 million during the lifespan of the person due to loss in productivity in addition to severe emotional strain for the child and the parents. The US healthcare system bears an annual cost of over $200 Billion to treat non-verbal patients.

QBM-001 is proposed to be given to high-risk genetically identified children during the second year of life to regulate faulty membrane channels that are known to cause migraines and/or seizures. This drug acts as an allosteric regulator of these faulty channels in the brain to potentially alleviate the condition and allow toddlers to actively develop language and speech and avoid life-long speech and intellectual disability of being non-verbal

As there are no treatment option for these patients, we believe there is a significant economic opportunity to bring a drug to market in this indication. The active ingredient in our compound is well known and has been approved by worldwide regulators for many years. New research and clinical data has further validated our approach and given us insight into additional pathways we could be targeting to ameliorate this condition. As a result, a multi-component formulation is being investigated, that we hope will be more effective than previously planned. Using a novel delivery and formulation for the active ingredient, we intend to advance this drug through the 505(b)2 pathway in a single phase 2/3 clinical trial expected to commence in 2019, subject to FDA feedback and approval of an IND. We expect to also file an Orphan Drug application for this drug in 2019.

RGCB and OMRF Intellectual Property – Uttroside B Liver Cancer Chemotherapeutic

On June 15, 2017, we entered into a Technology License Agreement with RGCB and OMRF whereby they granted us a worldwide, exclusive, license on intellectual property related to Uttroside-B.  Uttroside-B is a chemical compound derived from the plant Solanum nigrum Linn, also known as Black Nightshade or Makoi.  We seek to use the Uttroside-B IP to create a chemotherapeutic agent against liver cancer.

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

UTTROSIDE-B - A Novel Chemotherapeutic for Liver Cancer

Hepatocellular carcinoma (HCC) is the fifth most diagnosed cancer in the world and the third leading cause of death. Incidence rates have tripled since 1980. Unfortunately, when diagnosed two thirds of patients have an advanced disease for which only palliative treatment can be proposed and most likely systemic therapy. Today, very few systemic therapies have been validated in the treatment of advanced HCC, tyrosine kinase inhibitors (TKI): Sorafenib (Nexavar) and regorafenib (Stivarga), and lenvatinib (Lenvima). Treatment options are therefore lacking. Other TKIs have been studied with some disappointing results. Current sales of Sorafenib are estimated at $1 billion per year.

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

Uttroside-B appears to affect phosphorylated JNK (pro survival signaling) and capcase activity (apoptosis in liver cancer). It is a natural compound fractionated Saponin derived from the Solarim Nigrum plant. It is a small molecule that showed in early investigation to increase the cytotoxicity of a variety of liver cancer cell types and importantly to be up to ten times more potent than Sorafenib in pre-clinical studies. This potency motivates us to work with our partners to synthesize the molecule and move into a clinical program. After completing some very complicated chemistry work, we believe we will have a final molecule and several analogues in Q1 2019. We plan to initiate pre-clinical testing shortly thereafter and clinical work in late 2019.

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

We do not hold, and have not applied for, any patents in our own right. All patents are held in the licensors or inventors names and are assignable under license agreements to Q BioMed Inc.

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

Employees

As of November 30, 2018, we had 1 employee and 20 consultants and management consultants.

Properties

We do not own any properties. We have leased office space in the Cayman Islands.

Legal Proceedings

On December 28, 2018, we commenced litigation against BioNucleonics, Inc. (“BNI”) and parties related to BNI in the Supreme Court of New York, New York County (removed to federal court in February 2019). The litigation stems from a license agreement that we entered into with BNI in 2016 and amended from time to time. Under the agreement with BNI, we were granted a worldwide, exclusive license on certain BNI intellectual property and the option to acquire the BNI IP within three years of the agreement. The BNI IP consists of generic Strontium Chloride SR89 (generic Metastron®) (“SR89”) and all of BNI’s intellectual property relating to it (“BNI IP”). SR89 is a radiopharmaceutical therapeutic for cancer bone pain therapy.

In exchange for the consideration, we agreed, upon reaching various milestones, to issue to BNI an aggregate of up to 110,000 shares of common stock and to provide funding to BNI for an aggregate of $850,000 in cash. Under the agreement, once we have funded up to $850,000 in cash, we may exercise the option to acquire the BNI IP at no additional charge. By our accounts, we have provided BNI with over $950,000 in cash. We have exercised our option to acquire the BNI IP, but BNI has not transferred the BNI IP to us. As a result, we have commenced litigation to, among other actions, obtain all of the BNI IP. We also seek judgments against BNI and related parties for the misappropriation of funds, breach of contract, fraud and fraudulent inducement.

Except for the above, we are not a party to any material pending legal proceeding, arbitration or governmental investigation, and to the best of our knowledge, no such proceedings have been initiated against us.

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

As of the date hereof, we have raised our operating funds through contacts, high net-worth individuals and strategic investors situated in the United States and Cayman Islands. We have not generated any revenue from operations since inception. We have limited assets upon which to commence our business operations and to rely otherwise.  At November 30, 2018, we had cash and cash equivalents of approximately $2.7 million.  On September 21 and November 1, 2018, we netted approximately $3.9 million from the registered sale of convertible notes. As such, we anticipate that we will have to raise additional funds and/or generate revenue from drug sales within twelve months to continue operations. Additional funding will be needed to implement our business plan that includes various expenses such as fulfilling our obligations under licensing agreements, legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. If we are unable to raise sufficient funds, we will be forced to scale back or cease our operations.

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

We have to meet certain conditions to maintain the licenses for the intellectual property underlying the Mannin platform, the ASDERA platform and the Uttroside platform and to acquire such intellectual property. Such conditions include payments of cash and shares of common stock, obtaining certain governmental approvals, initiating sales of products based on the intellectual property and other matters. We might not have the resources to meet these conditions and as a result may lose the licenses to the intellectual property that is vital to our business.

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

We have only three directors, of whom two are also officers. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, since we only have three directors, they have significant control over all corporate issues.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest and similar matters.  The Sarbanes-Oxley Act of 2002, as well as rules enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on the New York Stock Exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions, we have not yet adopted these measures and, currently, would not be able to comply with such corporate governance provisions. We do not have an audit or compensation committee comprised of independent directors. Two of our three directors who perform these functions and are not independent directors. Thus, there is a potential conflict in that our directors are also engaged in management and participate in decisions concerning management compensation and audit issues that may affect management performance.

 Until we have a larger board of directors that would include a majority of independent members, if ever, there will be limited oversight of our directors’ decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Additionally, our directors beneficially own approximately 27% of our common stock. Although it is possible for them to be outvoted by the remaining shareholders at a general or special meeting if the two directors voted together, the size of their shareholdings and the absence of any other person beneficially owning more than 10% of our common stock would make this a difficult undertaking.

Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Pharmaceutical development has inherent risk. We will be required to demonstrate through well-controlled clinical trials for our product candidates for our Mannin platform, the ASDERA platform and the Uttroside platform and any additional uses based on the BioNucleonics and Metastron platforms that our product candidates are effective with a favorable benefit-risk profile for use in their target indications before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. We also may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of a New Drug Application or Biologics License Application, known as BLA, to the U.S. Food and Drug Administration and even fewer are approved for commercialization.

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

Except for our Strontium Chloride 89, known as SR89, and Metastron product candidates, there is not yet completed testing of any of our product candidates for the treatment of the indications for which we intend to seek product approval in humans, and we currently do not know the extent of adverse events, if any, that will be observed in patients who receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product or, if such product candidate is approved for marketing, future adverse events could cause us to withdraw such product from the market.

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

Two of our assets may compete with each other and we will need to address how to proceed with each asset

Our Strontium Chloride 89 product from BNI is the generic version of our Metastron product that we acquired from GE Healthcare Limited. Having two products based on the same [drug] for the same bone cancer pain mediation therapy may prove to be redundant. We have not yet decided how to proceed with these assets if they prove to be redundant, but we may have to abandon one of the products or severely curtail our plans for its development. Any such abandonment or curtailment would reduce potential income from such product.

We might not be successful in our litigation against BNI

On December 28, 2018, we commenced litigation against and parties related to BNI in connection with a license agreement that we entered into with BNI in 2016 and amended from time to time. Under the agreement with BNI, we were granted a worldwide, exclusive license on certain BNI intellectual property and the option to acquire the BNI IP within three years of the agreement. The BNI IP consists of generic Strontium Chloride SR89 (generic Metastron®) (“SR89”) and all of BNI’s intellectual property relating to it (“BNI IP”). SR89 is a radiopharmaceutical therapeutic for cancer bone pain therapy.

Under the agreement, once we have funded up to $850,000 in cash, we may exercise the option to acquire the BNI IP at no additional charge. By our accounts, we have provided BNI with over $950,000 in cash. We have exercised our option to acquire the BNI IP, but BNI has not transferred the BNI IP to us. As a result, we have commenced litigation to, among other actions, obtain all of the BNI IP. We also seek judgments against BNI and related parties for the misappropriation of funds, breach of contract, fraud and fraudulent inducement.

If we are not successful in our litigation, the BNI IP could remain the property of BNI or be sold by BNI to a third party. Not only would our potential income be reduced if the BNI IP were not ours, but it could directly compete with our Metastron product.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, as well as related to the manufacture and consumption of product candidates that we successfully commercialize. Claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. While the manufacturer of our SR89 product maintains a $5 Million product liability policy, and BioNucleonics, the holder of the Abbreviated New Drug Application (“ANDA”s) are responsible for having their own coverage, we intend to obtain supplemental coverage, but do not currently have our own product liability insurance. When we initiate commercial activity or additional clinical trials, we intend to obtain the relevant coverage. As a result, such coverage may not be sufficient to cover claims that may be made against us and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

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

If we raise additional capital, our existing shareholders may incur substantial and immediate dilution. We estimate that we will need approximately $20,000,000 in additional funds over the next two years to complete our business plan. The most likely source of future funds available to us is through the sale of additional shares of common stock. Such sales might occur below market price and below the price of which existing shareholders purchased their shares.

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

A large number of our shares may be sold without restriction in public markets. These include:

●	approximately 10,000,000 of our outstanding shares of common stock recorded by our transfer agent as of November 30, 2018 as unrestricted and freely tradable;

●	shares of our common stock that are, or are eligible to be, unrestricted and free trading pursuant to Rule 144 or other exemptions from registration under the Securities Act that have not yet been recorded by our transfer agent as such;

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

As of the date hereof, we have outstanding vested and unvested options and warrants exercisable into 5,768,558 shares of common stock. The issuance of any shares of common stock pursuant to exercise of such options and warrants or the conversion of such notes would dilute your percentage ownership of our Company, and the issuance of any shares of common stock pursuant to exercise of such options and warrants or the conversion of such notes at a per share price below the offering price of shares being acquired in this offering which would dilute the net tangible value per share for such investor.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains a corporate office at 366 Madison Avenue, 3rd Floor, New York, NY 10017. Such office is solely for the purpose of maintaining a physical presence to receive correspondence, and it is at no cost as our general counsel maintains his offices at that location. The company also maintains an office in Grand Cayman, where the Company’s President and Chairman, Mr. Denis Corin, resides, at the cost of $30,000 per annum.

ITEM 3. LEGAL PROCEEDINGS

On December 28, 2018, we commenced litigation against BioNucleonics, Inc. (“BNI”) and parties related to BNI. The litigation stems from a license agreement that we entered into with BNI in 2016, as amended. Under the agreement with BNI, we were granted a worldwide, exclusive license on certain BNI intellectual property and the option to acquire the BNI IP within three years of the agreement. The BNI IP consists of generic Strontium Chloride SR89 (generic Metastron®) (“SR89”) and all of BNI’s intellectual property relating to it (“BNI IP”). SR89 is a radiopharmaceutical therapeutic for cancer bone pain therapy.

Under the agreement, once we have funded up to $850,000 in cash, we may exercise the option to acquire the BNI IP at no additional charge. By our accounts, we have provided BNI with over $950,000 in cash. We have exercised our option to acquire the BNI IP, but BNI has not transferred the BNI IP to us. As a result, we have commenced litigation to, among other actions, obtain all of the BNI IP. We also seek judgments against BNI and related parties for the misappropriation of funds, breach of contract, fraud and fraudulent inducement.

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

The last reported sales price for our shares on the OTCQB as of February 26, 2018, was $1.85 per share. As of February 26, 2018, we had approximately 7700 non-objecting beneficial shareholders (NOBO list November 2018) who held stock through securities position listings.

Holders

As of February 26, 2018, we had 14,466,155 shares of $0.001 par value common stock issued and outstanding.  Our Transfer Agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, Phone: (212) 828-8436.

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

Recent Developments

Capital Raising

On February 1, 2018 we closed a $5.48 million equity financing. This financing with a small group of hedge funds and accredited investors provides the capital to advance all assets and the capital to meet near term catalysts.

On September 21, 2018 and November 1, 2018, we sold an aggregate of $4,000,000 worth of convertible notes to an investor. The conversion price for the convertible notes is the lesser of (i) $4.00 and (ii) 93% of the four lowest VWAPs during the last ten trading days immediately preceding the date of such conversion, but in no event will the conversion price be less than $2.00. The convertibles notes have a term of eighteen months and bear interest at the rate of 5.5% per annum.

BioNucleonics Inc. Litigation

On December 28, 2018, we commenced litigation against BioNucleonics, Inc. (“BNI”) and parties related to BNI to, among other actions, obtain all of the BNI IP. Under the license agreement that we entered into with BNI in 2016, as amended, we were granted a worldwide, exclusive license on certain BNI intellectual property (Strontium 89 Chloride radiopharmaceutical drug) and the option to acquire the BNI IP within three years of the agreement once we funded up to $850,000 in cash. By our accounts, we have provided BNI with over $950,000 in cash. We have exercised our option to acquire the BNI IP, but BNI has not transferred the BNI IP to us. We also seek judgments against BNI and related parties for the misappropriation of funds, breach of contract, fraud and fraudulent inducement.

Metastron

On November 23, 2018, we entered into an Asset Sale Agreement (“ASA”) with GE Healthcare Limited (“GE”) whereby we acquired GE’s radiopharmaceutical drug, Metastron® and all related intellectual property including, but not limited to sales and distribution data, market authorizations and trademarks for Metastron® in various countries. We did not acquire any workforce, manufacturing, inventory, sales agreements, or distribution agreements associated with Metastron®.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2018 and 2017.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and accounts payable because they are short term in nature.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended November 30, 2018 and 2017. The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

Intangible Assets

Intangible assets subject to amortization include acquired intellectual property for a marketable product acquired in November 2018. The intellectual property is being amortized over the estimated life remaining at the time of acquisition, which is 10 years.

Intangible assets are monitored for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable and are also reviewed annually to determine whether any impairment is necessary. The annual review of intangible assets is performed via a two-step process. First, a qualitative assessment is performed to determine if it is more likely than not that the intangible asset is impaired. If required, a quantitative assessment is performed and, if necessary, impairment is recorded.

Debt Issuance Costs

Direct costs incurred to issue non-revolving debt instruments are recognized as a reduction to the related debt balance in the accompanying Consolidated Balance Sheets and amortized to interest expense over the contractual term of the related debt using the effective interest method.

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

We apply a more-likely-than-not recognition threshold for all tax uncertainties, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of November 30, 2018, we reviewed our tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on us.

Our policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the years ended November 30, 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from our position.

On December 22, 2017, the United States enacted new tax legislation, the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks. The Tax Act states that the 21% U.S. federal corporate tax rate is effective for tax years beginning on or after January 1, 2018. However, existing tax law, which was not amended under the Tax Act, governs when a change in tax rate is effective. Existing tax law provides that if the taxable year includes the effective date of any rate change (unless the change is the first date of the taxable year), taxes should be calculated by applying a blended rate to the taxable income for the year. Consequently, we have recorded a decrease related to deferred tax assets, exclusive of the corresponding change in the valuation allowance, for the year ended November 30, 2018. Due to the full valuation allowance on the deferred tax assets, there is no net adjustment to deferred tax expense or benefit due to the reduction of the corporate tax rate.

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

Recent accounting pronouncements

On February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee¹s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for us on December 1, 2019.  We are currently evaluating the effect the guidance will have on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard is effective for us on December 1, 2018. Our adoption of the new standard is not expected to have a significant impact on reported cash flows.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for us on December 1, 2019. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. We are currently evaluating the impact of the new standard on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for us on December 1, 2019. We are currently evaluating the impact of the new standard on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework, Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for us on December 1, 2020. Early adoption is permitted upon issuance of the update. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

Recent adopted pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Early adoption is permitted, including adoption in any interim period. We adopted ASU 2017-09 as of December 1, 2017. The adoption of this standard did not impact our consolidated financial statements.

Results of Operation for the years ended November 30, 2018 and 2017

	For the year ended November 30,
	2018	2017
Operating expenses:
General and administrative expenses	$5,781,613	$9,271,804
Research and development expenses	3,238,060	3,099,971
Total operating expenses	9,019,673	12,371,775

Other income (expenses):
Interest expense	(162,104)	(760,314)
Interest income	-	138
Loss on conversion of debt	-	(463,578)
Loss on extinguishment of debt	-	(76,251)
Change in fair value of embedded derivatives	(89,000)	(810,017)
Change in fair value of warrant liability	-	(59,870)
Total other income (expenses)	(251,104)	(2,169,892)

Net loss	$(9,270,777)	$(14,541,667)

Net loss per share - basic and diluted	$(0.67)	$(1.39)

Weighted average shares outstanding, basic and diluted	13,735,134	10,466,648

Operating expenses

We incur various costs and expenses in the execution of our business. Our operating expenses decreased to $9.0 million for the year ended November 30, 2018 from $12.4 million for the corresponding period in 2017. The decrease in operating expenses was mainly due to a decrease in stock-based compensation.

Other (income) expenses

Our total other expenses decreased to $251,000 during the year ended November 30, 2018 from $2.2 million during the prior year, primarily as the result of decrease in interest expense, losses on the conversion and extinguishment of debt, the change in fair value of embedded derivatives and the change in fair value of warrant liability.

During the year ended November 30, 2018, interest expense decreased to $162,000 from $760,000 in the prior year. Interest expense in the year ended November 30, 2018 is comprised of approximately $132,000 accretion of debt discount and approximately $30,000 of accrued interest expense based on the coupon interest rate of the debt in connection with our issuance of $ 4 million in principal of convertible notes. Interest expense in the year ended November 30, 2017 is comprised of approximately $628,000 accretion of debt discount and approximately $132,000 of accrued interest expense based on the coupon interest rate of the outstanding debt. The decrease in interest expense results from all of the Company’s outstanding debt either being converted or extinguished during the year ended November 30, 2017.

During the year ended November 30, 2018, we recognized a loss of $89,000 resulting from the change in fair value of embedded contingent put options in convertible notes with a principal balance of $4 million. During the year ended November 30, 2017, we recognized a loss of $810,000 for the change in fair value of embedded derivatives and contingent put options embedded in various convertible notes. The year-over-year decrease results from all of the Company’s outstanding debt either being converted or extinguished during the year ended November 30, 2017.

Net loss

In the years ended November 30, 2018 and 2017, we incurred net losses of approximately $9.3 million and $14.5 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to open a new head office, improve our website and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of revenues and must cover our operating through debt and equity financings to allow us to continue as a going concern. We had approximately $2.7 million in cash as of November 30, 2018.  Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

We depend upon our ability, and will continue to attempt, to secure equity and/or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our management determined that there was substantial doubt about our ability to continue as a going concern within one year after the consolidated financial statements were issued, and management’s concerns about our ability to continue as a going concern within the year following this report persist.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the years ended November 30,
	2018	2017

Net cash (used in) provided by:
Operating activities	$(6,450,621)	$(5,584,451)
Investing activities	(500,000)	-
Financing activities	8,810,251	4,940,510
Net (decrease) increase in cash	$1,859,630	$(643,941)

Net cash used in operating activities was approximately $6.5 million for the year ended November 30, 2018 as compared to approximately $5.6 million for the year ended November 30, 2017.  The increase in net cash used in operating activities results from the net loss of approximately $9.3 million for the year ended November 30, 2018, partially offset by aggregate non-cash expenses of approximately $2.9 million. The increase in net cash used in operating activities results from the net loss of approximately $14.5 million for the year ended November 30, 2017, partially offset by aggregate non-cash expenses of approximately $8.9 million.

Net cash used in investing activities was $500,000 for the year ended November 30, 2018, resulting from purchase of intangible assets. During the year ended November 30, 2017, there were no activities.

Net cash provided by financing activities was approximately $8.8 million for the year ended November 30, 2018, resulting from proceeds received from the issuance of convertible notes payable of approximately $3.9 million and the issuance of common stock and warrants of approximately $5.4 million, offset by offering costs of approximately $0.5 million. Net cash provided by financing activities was approximately $4.9 million for the year ended November 30, 2017, resulting mainly from proceeds received from the issuance of convertible notes payable and note payable and issuance of common stock and warrants through the private placement.

Obligations and Commitments

Legal

On December 28, 2018, we commenced litigation against BioNucleonics, Inc. (“BNI”) and parties related to BNI in the Supreme Court of New York, New York County. The litigation stems from a license agreement that we entered into with BNI in 2016 and amended from time to time. Under the agreement with BNI, we were granted a worldwide, exclusive license on certain BNI intellectual property and the option to acquire the BNI IP within three years of the agreement. The BNI IP consists of generic Strontium Chloride SR89 (generic Metastron®) (“SR89”) and all of BNI’s intellectual property relating to it (“BNI IP”). SR89 is a radiopharmaceutical therapeutic for cancer bone pain therapy.

In exchange for the consideration, we agreed, upon reaching various milestones, to issue to BNI an aggregate of up to 110,000 shares of common stock and to provide funding to BNI for an aggregate of $850,000 in cash. Under the agreement, once we have funded up to $850,000 in cash, we may exercise the option to acquire the BNI IP at no additional charge. By our accounts, we have provided BNI with over $950,000 in cash. We have exercised our option to acquire the BNI IP, but BNI has not transferred the BNI IP to us. As a result, we have commenced litigation to, among other actions, obtain all of the BNI IP. We also seek judgments against BNI and related parties for the misappropriation of funds, breach of contract, fraud and fraudulent inducement.

Periodically, we review the status of significant matters, if any exist, and assesses our potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, we accrue a liability for the estimated loss.  Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict.  Because of such uncertainties, accruals are based on the best information available at the time.  As additional information becomes available, we reassess the potential liability related to pending claims and litigation.

Advisory Agreements

We entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which we agreed to issue shares of common stock as services are received.

Lease Agreement

In December 2016, we entered into a lease agreement for office space located in Cayman Islands for $30,000 per annum.  The initial term of the agreement ends in December 2019 and can be renewed for another three years.

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Consolidated Statements of Operations as follows:

	For the year ended November 30,
	2018	2017
Rent expense	$30,000	$27,000

 License Agreements

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

During the years ended November 30, 2018 and 2017, we incurred approximately $2.1 million and $1.9 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License. Pursuant to the exclusive license from Mannin, we may purchase the Mannin IP within the next four years in exchange for investing a minimum of $4,000,000 into the development of the Mannin IP. Through November 30, 2018, we have funded an aggregate of $5.1 million to Mannin under the Exclusive License and has not purchased the Mannin IP. The purchase price for the Mannin IP is $30,000,000 less the amount of cash paid by us for development and the value of the common stock issued to the vendor. This amount may be paid in stock and may not exceed 15% of the issued and outstanding stock of Q BioMed.

Bio-Nucleonics

On September 6, 2016, we entered into the Patent and Technology License and Purchase Option Agreement (the “BNI Exclusive License”). with Bio-Nucleonics Inc. (“BNI”) whereby we were granted a worldwide, exclusive, perpetual, license on, and option to, acquire certain BNI intellectual property (“BNI IP”) within the three-year term of the BNI Exclusive License.

During the years ended November 30, 2018 and 2017, we incurred approximately $580,000 and $467,000, respectively, in research and development expenses pursuant to the BNI Exclusive License. As of November 30, 2018, we have funded cumulatively $1.0 million to BNI out of the maximum $850,000 cash funding requirement.

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Consolidated Statements of Operations as follows:

	For the year ended November 30,
	2018	2017
Consulting and legal expenses	$295,000	$420,000

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

As of November 30, 2018, management has not completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were not effective to detect the inappropriate application of US GAAP.   Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended November 30, 2018. Failure to have written documentation signifies that management could not evaluate the design adequacy of our internal controls nor perform tests over their operating effectiveness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

3.	We do not have in-house personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions. These functions have been outsourced.

4.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting.

5.	We have determined that oversight over our external financial reporting and internal control over our financial reporting by our audit committee is ineffective. The audit committee has not provided adequate review of the Company’s SEC’s filings and consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s consolidated financial statement.

We have begun to take steps to remediate some of the weaknesses described above, including by engaging a financial reporting advisor with expertise in accounting for complex transactions. We have also engaged a professional firm to perform an audit and risk assessment to begin to remediate these issues. This year we have added an independent director and have interviewed several others to add to our board. We have drafted a full set of compliance documents and will be rolling those out in due course. We intend to continue to address these weaknesses as resources permit.

Notwithstanding the material weaknesses identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

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

			Held
			Position
Name	Age	Positions	Since

Denis Corin	45	Chief Executive Officer and Director (Chairman)	2015

William Rosenstadt	50	General Counsel and Director	2015

Rick Panicucci	57	Director	2018

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

Dr. Rick Panicucci was appointed as a member of the Company’s board of directors on February 13, 2018. Dr. Panicucci specializes in the early stages of drug discovery for various companies. His responsibilities include solid state chemistry and formulation development of all small molecule therapeutics in early development and developing novel drug delivery technologies for small molecules and large molecules including siRNA. Since September 2015, Dr. Panicucci has been working with one of our licensors, Mannin Research Inc., in the development plan for MAN-01, a novel drug candidate that we license for the topical treatment of open-angle glaucoma. Since February 2015, he has served as the Vice President of Pharmaceutical Development at WuXi AppTec, where he is responsible for providing scientific leadership in the areas of Developability, Formulation Development and GMP Manufacturing. Prior to WuXi he held the position of Global Head of Chemical and Pharmaceutical Profiling (CPP) at Novartis from 2004 to 2015, where he led the development and implementation of innovative dosage form designs and continuous manufacturing paradigms. He has also held positions as the Director of Formulation Development at Vertex Pharmaceuticals and Senior Scientist at Biogen.

Dr. Panicucci received his Ph.D. in Physical Organic Chemistry at the University of Toronto and has two postdoctoral fellowships at University of California at Santa Barbara and the Ontario Cancer Institute.  Dr. Panicucci will continue advise on the scientific and commercial development of our MAN-01 glaucoma drug with Mannin Research Inc. He will also now provide insight and guidance on all our pipeline assets.

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

Summary Compensation Table

The following table sets forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years ended November 30, 2017 and 2018, respectively and all non-cash compensation awarded to those same individuals in those time periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensations ($) (1)	Total ($)
Denis Corin (2)	2018	$240,000	$-	$-	$438,000	$-	$-	$-	$678,000
Chief Executive Officer	2017	$45,000	$-	$-	$1,545,000	$-	$-	$175,000	$1,765,000
William Rosenstadt (3)	2018	$-	$-	$59,400	$438,000	$-	$-	$331,261	$828,661
General Counsel and Director	2017	$-	$-	$-	$1,545,000	$-	$-	$280,248	$1,825,248

(1)	The amounts represent fees paid or accrued by us to the executive officers during the past year pursuant to various employment and consulting services agreements, as between us and the executive officers, which are described below. Our executive officers are also reimbursed for any out-of-pocket expenses incurred in connection with corporate duties. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

(2)	Mr. Denis Corin was appointed as Chief Executive Officer and Director on April 21, 2015.

(3)	Mr. William Rosenstadt was appointed as General Counsel and Director on June 5, 2015.

(4)	Represents the aggregate grant date fair value of 20,000 common stock issued on September 21, 2018 to Mr. Rosenstadt in accordance with FASB ASC.

(5)	Represents the aggregate grant date fair value of options to purchase 150,000 common stock issued on June 1, 2018 to Mr. Corin and options to purchase 150,000 common stock issued on June 1, 2018 to Mr. Rosenstadt, respectively, in accordance with FASB ASC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 26, 2019, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Principal Executive Officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Ortoli Rosenstadt LLP, 366 Madison Avenue 3rd Floor, New York, New York 10017. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Directors and Officers:
Denis Corin (3)	3,241,800	21.2%
William Rosenstadt (4)	1,583,00	10.2%
Rick Panicucci	50,000	0.3%

Directors and Officers as a Group (3)(4)	4,874,800	26.6%

Major Stockholders:
Ari Jatwes (5)	1,075,000	7.3%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement , understanding, relationship, or otherwise has or shares: (1) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of February 26, 2019.

(2)	This percentage is based upon 14,466,155 shares of common stock outstanding as of February 26, 2019 and any warrants exercisable by such person within 60 days of the date as of which the information is provided.

(3)	Includes (i) 150,000 five-year warrants exercisable at $1.45 which expire on July 15, 2021 for director fees through June 1, 2017, (ii) 350,000 five-year warrants exercisable at $4.00 which expire on June 5, 2022 as a bonus for officer services through the date thereof, (iii) 150,000 five-year options issued on June 5, 2017 for services as a director and officer through June 1, 2018 and (iv) 150,000 five-year options for services as a director and officer through June 1, 2019, all of which are exercisable within 60 days of the date as of which the information is provided. This amount excludes those options that have been granted but that have not vested and do not vest within the next 60 days.

(4)	Includes (i) 250,000 five-year warrants exercisable at $4.15 which expire on January 1, 2021 which were issued to the law firm at Mr. Rosenstadt is a partner, (ii) 50,000 five-year warrants exercisable at $1.45 which expire on July 15, 2021 which were issued to the law firm at Mr. Rosenstadt is a partner, (iii) 150,000 five-year warrants exercisable at $1.45 which expire on July 15, 2021 for director fees through June 1, 2017, (iv) 350,000 five-year warrants exercisable at $4.00 which expire on June 5, 2022 as a bonus for officer services through the date thereof, (v) 150,000 five-year options issued on June 5, 2017 for services as a director and officer through June 1, 2018 and (vi) 150,000 five-year options issued for services as a director and officer through June 1, 2018, all of which are exercisable within 60 days of the date as of which the information is provided. An aggregate of 450,000 warrants are exercisable within 60 days of the date as of which the information is provided.

(5)	Includes, (i) 750,000 shares, (ii) 150,000 options issued in June 2017 and (iii) 150,000 options issued in June 2018, all of which are exercisable within 60 days of the date as of which the information is provided.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were approximately $295,000 and $420,000 for the year ended November 30, 2018 and 2017, respectively. We do not have any obligations outstanding to other persons who beneficially own more than 10% of our common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended November 30, 2018 and 2017 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP

SERVICES	2018	2017
Audit fees	$95,000	$85,000
Audit-related fees		10,000
Tax fees	-	-
All other fees	-	-
Total fees	$95,000	$95,000

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements.  Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation filed as Exhibit 3 (a) to Form S-1 filed on January 13, 2014 and incorporated herein by reference
3.2	Amendment to Articles of Incorporation, dated July 20, 2015, filed as Exhibit 3.1 to our periodic report filed on Form 8-K on August 3, 2015 and incorporated herein by reference
3.3	Amendment to Articles of Incorporation, dated October 27, 2015, filed as Exhibit 3.1 to our periodic report filed on Form 8-K on October 29, 2015 and incorporated herein by reference
3.4	Articles of Incorporation filed as Exhibit 3 (b) to Form S-1 filed on January 13, 2014 and incorporated herein by reference
4.1	Form of Warrant in connection with our February 1, 2018 offering filed as Exhibit 4.1 to our registration statement on Form S-1 filed on January 10, 2018
4.2	Form of Warrant as filed as Exhibit 4.2 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference
4.3	Form of Warrant as filed as Exhibit 10.3 to our current report on Form 8-K filed on August 2, 2017 and incorporated herein by reference
10.1	Form of Non-Institutional Promissory Note filed as Exhibit 10.1 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.2	Stock Purchase Agreement for Institutional Promissory Note, dated January 8, 2016, with CMGT filed as Exhibit 10.2 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.3	Form of Institutional Promissory Note filed as Exhibit 10.4 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.4	Advisory Agreement, dated September 8, 2015, with Wombat Capital Ltd. filed as Exhibit 10.5 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.5	Advisory Agreement, dated June 1, 2015, with Ari Jatwes filed as Exhibit 10.6 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.6	Consulting Agreement, dated November 13, 2015, Pharmafor Ltd. filed as Exhibit 10.7 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.7	Executive Services Agreement, dates June 1, 2017, between Denis Corin and Q BioMed Cayman SEZC filed as Exhibit 10.1 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference
10.9	Form of Non-Qualified Stock Option Agreement filed as Exhibit 4.1 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference
10.10	Patent and Technology License and Purchase Option Agreement, dated October 29, 2015, with Mannin Research Inc. filed as Exhibit 10.1 to our annual report on Form 10-K filed on March 11, 2016 and incorporated herein by reference +
10.11	Patent and Technology License and Purchase Option Agreement, dated May 30, 2016, with Bio-Nucleonics Inc., filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed on October 17, 2016 and incorporated herein by reference +
10.12	First Amendment to Patent and Technology License and Purchase Option Agreement, dated September 6, 2016, with Bio-Nucleonics Inc., filed as Exhibit 10.2 to our quarterly report on Form 10-Q filed on October 17, 2016 and incorporated herein by reference +
10.13	License Agreement on Patent & Know-How Technology, dated April 21, 2017, between Q BioMed Inc. and ASDERA LLC filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed on April 25, 2017 and incorporated herein by reference +
10.14	Technology License Agreement, dated June 15, 2017, among Q BioMed Inc., Oklahoma Medical Research Foundation and Rajiv Gandhi Centre for BioTechnology filed as Exhibit 10.1 to our current report on Form 8-K filed on June 15, 2017 and incorporated herein by reference +
10.15	Form of Placement Agent Agreement in connection with our February 1, 2018 offering filed as Exhibit 10.15 to our registration statement on Form S-1 filed on January 12, 2018
10.16	Form of Securities Purchase Agreement in connection with our February 1, 2018 offering filed as Exhibit 10.16 to our registration statement on Form S-1 filed on January 12, 2018
10.17	Securities Purchase Agreement, dated September 21, 2018, filed as Exhibit 10.1 to our current report on Form 8-K filed on September 24, 2018 and incorporated herein by reference
10.18	Asset Purchase Agreement with GE Healthcare Limited, dated November 23, 2018, filed as Exhibit 10.1 to our current report on Form 8-K filed on November 28, 2018 and incorporated herein by reference++
31	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)*
32	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Q BioMed Inc.

Date: March 7, 2019	By:	/s/ Denis Corin
	Name:	Denis Corin
	Title:	President, Chief Executive Officer and Acting Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denis Corin	President, Chief Executive Officer and Director	March 7, 2019
Denis Corin	(Principal Executive Officer and Acting Principal Financial and Accounting Officer)

/s/ William Rosenstadt	General Counsel and Director	March 7, 2019
William Rosenstadt

/s/ Rick Panicucci	Director	March 7, 2019
Rick Panicucci

Q BIOMED INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Q BioMed, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Q BioMed, Inc. (the “Company”) as of November 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended November 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015.

New York, NY

March 7, 2019

Q BIOMED INC.

Consolidated Balance Sheets

	As of November 30,
	2018	2017
ASSETS
Current assets:
Cash	$2,684,413	$824,783
Prepaid expenses	12,500	2,500
Total current assets	2,696,913	827,283
Intangible assets, net	500,000	-
Total Assets	$3,196,913	$827,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$392,230	$463,539
Accrued expenses - related party	7,500	7,500
Accrued interest payable	29,639	-
Total current liabilities	429,369	471,039

Long-term liabilities:
Convertible notes payable, net	2,873,272	-
Total long term liabilities	2,873,272	-
Total Liabilities	3,302,641	471,039

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of November 30, 2018 and 2017	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 14,290,236 and 12,206,409 shares issued and outstanding as of November 30, 2018 and 2017, respectively	14,290	12,206
Additional paid-in capital	31,994,129	23,187,408
Accumulated deficit	(32,114,147)	(22,843,370)
Total Stockholders' Equity	(105,728)	356,244
Total Liabilities and Stockholders' Equity	$3,196,913	$827,283

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statements of Operations

	For the year ended November 30,
	2018	2017
Operating expenses:
General and administrative expenses	$5,781,613	$9,271,804
Research and development expenses	3,238,060	3,099,971
Total operating expenses	9,019,673	12,371,775

Other income (expenses):
Interest expense	(162,104)	(760,314)
Interest income	-	138
Loss on conversion of debt	-	(463,578)
Loss on extinguishment of debt	-	(76,251)
Change in fair value of embedded derivatives	(89,000)	(810,017)
Change in fair value of warrant liability	-	(59,870)
Total other income (expenses)	(251,104)	(2,169,892)

Net loss	$(9,270,777)	$(14,541,667)

Net loss per share - basic and diluted	$(0.67)	$(1.39)

Weighted average shares outstanding, basic and diluted	13,735,134	10,466,648

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of November 30, 2016	9,231,560	$9,231	$6,249,357	$(8,301,703)	$(2,043,115)
Issuance of additional common stock to convertible notes holders	25,641	26	98,179	-	98,205
Issuance of common stock, warrants and options for services	153,705	154	6,399,431	-	6,399,585
Issuance of common stock for acquired in-process research and development	125,000	125	487,375	-	487,500
Beneficial conversion feature in connection with issuance of convertible notes	-	-	645,000	-	645,000
Issuance of common stock upon conversion of convertible notes payable	1,650,379	1,650	5,972,236	-	5,973,886
Issuance of common stock and warrants in exchange for extinguishment of convertible notes payable	162,000	162	518,238	-	518,400
Issuance of common stock in exchange for extinguishment of OID Note	46,875	47	149,953	-	150,000
Issuance of common stock and warrants for cash, net of offering costs	791,249	791	2,369,719	-	2,370,510
Reclassification of warrant liability to equity	-	-	227,940	-	227,940
Exercise of warrants	20,000	20	69,980	-	70,000
Net loss	-	-	-	(14,541,667)	(14,541,667)
Balance as of November 30, 2017	12,206,409	$12,206	$23,187,408	$(22,843,370)	$356,244
Issuance of common stock, warrants and options for services	296,952	297	2,650,180	-	2,650,477
Issuance of common stock and warrants for cash, net of offering costs	1,711,875	1,712	4,943,539	-	4,945,251
Issuance of common stock in connection with issuance of convertible notes	75,000	75	222,675	-	222,750
Beneficial conversion feature in connection with issuance of convertible notes	-	-	990,327	-	990,327
Net loss	-	-	-	(9,270,777)	(9,270,777)
Balance as of November 30, 2018	14,290,236	$14,290	$31,994,129	$(32,114,147)	$(105,728)

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statement of Cash Flows

	For the year ended November 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(9,270,777)	$(14,541,667)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock, warrants and options for services	2,650,477	6,399,585
Issuance of common stock for acquired in-process research and development	-	487,500
Change in fair value of embedded conversion option	89,000	810,017
Change in fair value of warrant liability	-	59,870
Accretion of debt discount	132,349	628,026
Loss on conversion of debt	-	463,578
Loss on extinguishment of debt	-	76,251
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	(2,500)
Accounts payable and accrued expenses	(71,309)	(34,397)
Accrued expenses - related party	-	(63,002)
Accrued interest payable	29,639	132,288
Net cash used in operating activities	(6,450,621)	(5,584,451)

Cash flows from investing activities:
Purchase of intangible assets	(500,000)	-
Net cash used in investing activities	(500,000)	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	3,865,000	2,500,000
Proceeds received from exercise of warrants	-	70,000
Proceeds received for issuance of common stock and warrants, net of offering costs	4,945,251	2,370,510
Net cash provided by financing activities	8,810,251	4,940,510

Net (decrease) increase in cash	1,859,630	(643,941)

Cash at beginning of period	824,783	1,468,724
Cash at end of period	$2,684,413	$824,783

Non-cash financing activities:
Issuance of common stock in connection with issuance convertible notes	$222,750	$-
Issuance of common stock upon conversion of convertible notes payable	$-	$5,608,514
Issuance of common stock and warrants in exchange for extinguishment of convertible notes payable	$-	$442,149
Issuance of common stock in exchange for extinguishment of OID Note		$150,000
Reclassification of warrant liability to equity	$-	$227,940

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

On December 7, 2016, the Company formed its wholly-owned subsidiary in Cayman Islands, “Q BioMed Cayman SEZC” (the “Subsidiary”). The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

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

The Company has and is expected to incur net losses and cash outflows from operations in pursuit of extracting value from its acquired intellectual property. These matters, amongst others, raise doubt about the Company’s ability to continue as a going concern.

As of November 30, 2018, the Company has raised operating funds through contacts, high net-worth individuals and strategic investors. The Company has not generated any revenue from operations since inception and has limited assets upon which to commence its business operations.  At November 30, 2018, the Company had cash and cash equivalents of approximately $2.7 million.  On February 2, 2018, the Company netted approximately $4,915,000 from the registered sale of common stock and warrants to purchase common stock. As such, management anticipates that the Company will have to raise additional funds and/or generate revenue from drug sales within twelve months to continue operations. Additional funding will be needed to implement the Company’s business plan that includes various expenses such as fulfilling our obligations under licensing agreements, legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. If the Company is unable to raise sufficient funds, management we will be forced to scale back the Company’s operations or cease our operations.

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

Note 3 – Summary of Significant Accounting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates, and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include among others: the valuation allowance of deferred tax assets resulting from net operating losses, the valuation of warrants on the Company’s stock and the valuation of embedded derivatives within the Company’s convertible notes payable.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage ("FDIC") of $250,000. At November 30, 2018, the Company had a cash balance on deposit that exceeded the balance insured by the FDIC limit by approximately $2,434,000 with two institutions. The Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended November 30, 2018 and 2017.  The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

Intangible Assets

Intangible assets subject to amortization include acquired intellectual property for a marketable product acquired in November 2018. The intellectual property is being amortized over the estimated life remaining at the time of acquisition, which is 10 years.

Intangible assets are monitored for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable and are also reviewed annually to determine whether any impairment is necessary. The annual review of intangible assets is performed via a two-step process. First, a qualitative assessment is performed to determine if it is more likely than not that the intangible asset is impaired. If required, a quantitative assessment is performed and, if necessary, impairment is recorded.

Debt Issuance Costs

Direct costs incurred to issue non-revolving debt instruments are recognized as a reduction to the related debt balance in the accompanying Consolidated Balance Sheets and amortized to interest expense over the contractual term of the related debt using the effective interest method.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of November 30, 2018, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the years ended November 30, 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

On December 22, 2017, the United States enacted new tax legislation, the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks. The Tax Act states that the 21% U.S. federal corporate tax rate is effective for tax years beginning on or after January 1, 2018. However, existing tax law, which was not amended under the Tax Act, governs when a change in tax rate is effective. Existing tax law provides that if the taxable year includes the effective date of any rate change (unless the change is the first date of the taxable year), taxes should be calculated by applying a blended rate to the taxable income for the year. Consequently, the Company has recorded a decrease related to deferred tax assets, exclusive of the corresponding change in the valuation allowance, for the year ended November 30, 2018. Due to the full valuation allowance on the deferred tax assets, there is no net adjustment to deferred tax expense or benefit due to the reduction of the corporate tax rate.

In conjunction with the tax law changes, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The ultimate impact, which is expected to be recorded by November 30, 2018, may differ from any provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company have made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the tax Act, and the fact that the Company cannot definitively predict what the Company’s deferred tax balance will ultimately be as of November 30, 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. This new standard is effective for the Company on December 1, 2018. The Company’s adoption of the new standard is not expected to have a significant impact on reported cash flows.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework, Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for the Company on December 1, 2020. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

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

Potentially dilutive securities	November 30, 2018	November 30, 2017
Warrants (Note 10)	4,984,058	3,083,995
Convertible Debentures (Note 6)	2,014,819	-
Stock Options (Note 10)	900,000	450,000

Note 5 – Asset Acquisition

On November 23, 2018, the Company entered into an Asset Sale Agreement (“ASA”) with GE Healthcare Limited (“GE”) whereby the Company acquired GE’s radiopharmaceutical drug, Metastron® and all related intellectual property including, but not limited to sales and distribution data, market authorizations and trademarks for Metastron® in various countries in exchange for an upfront payment of $500,000, a one-time milestone payment based on future sales, and royalty payments based on future sales. The Company did not acquire any workforce, manufacturing, inventory, sales agreements, or distribution agreements associated with Metastron®. The first commercial sale of Metastron™ by the Company will occur only after the successful transfer or assignment of all intellectual property, material sales and distribution data, technical transfer and the establishment of new manufacturing sites by the Company and under the appropriate regulatory filings required by the jurisdictions in which Metastron™ is sold.

The acquired assets are concentrated in a single asset and the set is not considered a business. As such, the transaction is recognized as the acquisition of a finite-lived intangible asset. The one-time milestone payment based on future sales, and royalty payments based on future sales will be recognized when the payments are probable and estimable, which is expected to be when the related sales targets are achieved and the payments payable to GE. The acquired asset is being amortized on a straight-line basis over its estimated 10 year life. Amortization expense for the year ended November 30, 2018 was not significant. The estimated remaining amortization expense for each of the five succeeding fiscal year:

Year ended November 31,
2019	$50,000
2020	50,000
2021	50,000
2022	50,000
2023	50,000
Thereafter	250,000
$500,000

Note 6 – Convertible Notes

	November 30, 2018	November 30, 2017
Convertible Debenture:
Principal value of 5.5%, convertible at $2.00 at November 30, 2018, due March 21, 2020	$4,000,000	$-
Fair value of bifurcated contingent put option of convertible debenture	262,000	-
Debt discount	(1,388,728)	-
Carrying value of convertible debenture note	2,873,272	-
Total long-term carrying value of convertible notes	$2,873,272	$-

 Convertible Debentures

On September 21, 2018, the Company entered into a securities purchase agreement with an accredited investor to place Convertible Debentures (the “Debentures”) with a maturity date of eighteen months after the issuance thereof in the aggregate principal amount of up to $4,000,000 (the “Transaction”), provided that in case of an event of default, the Debentures may become at the holder’s election immediately due and payable. The initial closing of the Transaction occurred on September 21, 2018 when the Company issued a Debenture for $2,000,000. The second closing occurred on November 1, 2018, when the Company issued another Debenture for $2,000,000. The Debentures bear interest at the rate of 5.5% per annum. In addition, the Company paid to the holder an up-front fee equal to 2.5% of the amount of the Debentures.

The Debenture may be converted at any time on or prior to maturity at the lower of $4.00 or 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as the Company are not in default under the Debenture, the conversion price may never be less than $2.00.

Any time after the six-month anniversary of the issuance of a Debenture that the daily VWAP is less than $2.00 for a period of twenty consecutive trading days (the “Triggering Date”) and only for so long as such conditions exist after a Triggering Date as that term is defined in the Transaction documents, the Company shall make monthly payments beginning on the last calendar day of the month when the Triggering Date occurred. Each monthly payment shall be in an amount equal to the sum of (i) the principal amount outstanding as of the Triggering Date divided by the number of such monthly payments until maturity, (ii) a redemption premium of 20% in respect of such principal amount and (iii) accrued and unpaid interest hereunder as of each payment date. The Company may, no more than twice, obtain a thirty-day deferral of a monthly payment due as a result of a Triggering Date through the payment of a deferral fee in the amount equal to 10% of the total amount of such monthly payment. Each deferral payment may be paid by the issuance of such number of shares as is equal to the applicable deferral payment divided by a price per share equal to 93% of the average of the four lowest daily VWAPs during the 10 consecutive Trading Days immediately preceding the due date in respect of such monthly payment being deferred, provided that such shares issued will be immediately freely tradable shares in the hands of the holder.

Upon issuance of the Debentures, the Company recognized a debt discount of approximately $1.5 million, resulting from the recognition of a beneficial conversion feature of $1.0 million, issuance costs of $358,000 and a bifurcated embedded derivative of $173,000.  The beneficial conversion feature was recognized as the intrinsic value of the embedded derivatives on issuance of the Debentures.  The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Consolidated Statement of Operations. The maximum redemption was discounted at 35.17%, the calculated effective rate of the Debenture before measurement of the contingent put option. The fair value estimate is a Level 3 measurement. The Company estimated the fair value of the monthly payment provision, as of November 30, 2018, using probability analysis of the occurrence of a Triggering Date applied to the discounted maximum redemption premium for any given payment with the following key inputs:

For the year ended November 30, 2018
Stock price	$1.95 - $2.97
Terms (years)	1.2 - 1.4
Volatility	72.1% - 76.5%
Risk-free rate	2.4% - 2.5%
Dividend yield	0.00%

On September 21, 2018, the Company issued an aggregate of 75,000 shares of the Company common stock to various vendors in connection with issuance costs of convertible notes, valued at approximately $223,000 based on the estimated fair market value of the stock on the date of grant and was recognized within convertible notes payable in the accompanying consolidated balance sheets as of November 30, 2018.

Note 7 – Commitments and Contingencies

Legal

On December 28, 2018, the Company commenced litigation against BioNucleonics, Inc. (“BNI”) and parties related to BNI in the Supreme Court of New York, New York County (removed to federal court in February 2019). The litigation stems from a license agreement that the Company entered into with BNI in 2016 and amended from time to time. Under the agreement with BNI, the Company were granted a worldwide, exclusive license on certain BNI intellectual property and the option to acquire the BNI IP within three years of the agreement. The BNI IP consists of generic Strontium Chloride SR89 (generic Metastron®) (“SR89”) and all of BNI’s intellectual property relating to it (“BNI IP”). SR89 is a radiopharmaceutical therapeutic for cancer bone pain therapy.

In exchange for the consideration, the Company agreed, upon reaching various milestones, to issue to BNI an aggregate of up to 110,000 shares of common stock and to provide funding to BNI for an aggregate of $850,000 in cash. Under the agreement, once the Company has funded up to $850,000 in cash, the Company may exercise the option to acquire the BNI IP at no additional charge. By our accounts, the Company have provided BNI with over $950,000 in cash. The Company has exercised our option to acquire the BNI IP, but BNI has not transferred the BNI IP to us. As a result, the Company has commenced litigation to, among other actions, obtain all of the BNI IP. The Company also seeks judgments against BNI and related parties for the misappropriation of funds, breach of contract, fraud and fraudulent inducement.

Periodically, the Company reviews the status of significant matters, if any exist, and assesses our potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss.  Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict.  Because of such uncertainties, accruals are based on the best information available at the time.  As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

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

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Consolidated Statements of Operations as follows:

	For the year ended November 30,
	2018	2017
Rent expense	$30,000	$27,000

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

During the years ended November 30, 2018 and 2017, the Company incurred approximately $2.1 million and $1.9 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License. Pursuant to the exclusive license from Mannin, the Company may purchase the Mannin IP within the next four years in exchange for investing a minimum of $4,000,000 into the development of the Mannin IP. Through November 30, 2018, the Company has funded an aggregate of $5.1 million to Mannin under the Exclusive License and has not purchased the Mannin IP. The purchase price for the Mannin IP is $30,000,000 less the amount of cash paid by the Company for development and the value of the common stock issued to the vendor. This amount may be paid in stock and may not exceed 15% of the issued and outstanding shares in Q BioMed.

Note 8 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Consolidated Statements of Operations as follows:

	For the year ended November 30,
	2018	2017
Consulting and legal expenses	$295,000	$420,000

Note 9 - Stockholders’ Equity (Deficit)

As of November 30, 2018, and 2017, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

2018 activity

Issued for services

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services.  During the year ended November 30, 2018, the Company issued an aggregate of 296,952 shares of the Company common stock to various vendors for investor relation and introductory services, valued at approximately $800,000 based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying consolidated statements of operations for the year ended November 30, 2018.

In June 2018, the Company issued warrants to purchase up to 84,000 shares of the Company’s common stock to one vendor for services. The warrants are exercisable for three years at a per share price of $3.61.

In September 2018, the Company issued warrants to purchase up to 100,000 shares of the Company’s common stock to one vendor for services. The warrants are exercisable for five years at a per share price of $2.15.

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

2017 activity

Issued for services

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

Note 10 - Warrants and Options

 Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at November 30, 2018 and 2017 and the changes during the period then ended:

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at November 30, 2017	3,083,995	$3.67	4.02	$2,539,185
Issued	1,977,563	$3.19	4.13	$-
Expired	(77,500)	$3.96	-	$-
Outstanding at November 30, 2018	4,984,058	$3.48	3.51	$250,000
Exercisable at November 30, 2018	4,835,058	$3.50	3.50	$250,000

 Fair value of all outstanding warrants issued to non-employees for services was calculated with the following key inputs:

	For the year ended November 30,
	2018	2017
Stock price	$2.02 - $3.40	$3.40 - $5.60
Term (years)	3.0 - 5.0	1.75 - 5.0
Volatility	123.32% - 129.79%	129.64% - 143.47%
Risk-free rate	2.54% - 2.83%	1.42% - 2.14%
Dividend yield	0.00%	0.00%

Options issued for services

The following represents a summary of all outstanding options to purchase the Company’s common stock at November 30, 2018 and 2017 and the changes during the period then ended:

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at November 30, 2017	450,000	$4.00	4.51	$220,500
Issued	450,000	$3.37	4.47	$-
Outstanding at November 30, 2018	900,000	$3.68	3.99	$-
Exercisable at November 30, 2018	687,500	$3.78	3.84	$-

Fair value of all outstanding options was calculated with the following key inputs:

	For the year ended November 30,
	2018	2017
Exercise price	$3.00 - $3.61	$4.00
Expected term (years)	5.0	5
Volatility	128.00% - 130.00%	130.00%
Risk-free rate	2.52% - 2.71%	1.71%
Dividend yield	0.00%	0.00%

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $1.8 million and $6.4 million, as a result of the shares, outstanding warrants and options issued to consultants and employees during the year ended November 30, 2018 and 2017, respectively.

As of November 30, 2018, the estimated unrecognized stock-based compensation associated with these agreements is approximately $239,000 and will be recognized over the next 0.4 year.

Note 11 - Income Taxes

On December 22, 2017, the United States enacted new tax legislation, the Tax Cuts and Jobs Act. The Company has recorded a decrease related to deferred tax assets, exclusive of the corresponding change in the valuation allowance, for the year ended November 30, 2018. Due to the full valuation allowance on the deferred tax assets, there is no net adjustment to deferred tax expense or benefit due to the reduction of the corporate tax rate.

At November 30, 2018, the Company has a net operating loss (“NOL”) carryforward for Federal and state income tax purposes totaling approximately $16.8 million available to reduce future taxable income which, if not utilized, will begin to expire in the year 2038. The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of November 30, 2018. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of November 30, 2018 and 2017. The valuation allowance increased by approximately $1.2 million and $5.9 million for the fiscal years ended November 30, 2018 and 2017.

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	As of November 30,
	2018	2017
Deferred tax assets:

Net-operating loss carryforward	$5,666,313	$3,810,498

Stock-based compensation	4,014,863	4,466,254

License agreement	463,269	595,780

Tax amortization for license agreement	(221,988)	(102,747)

Charitable contributions	294	387

Other accrued expenses	76,411	-

Total deferred tax assets	9,999,162	8,770,172

Valuation allowance	(9,999,162)	(8,770,172)

Deferred tax asset, net of allowance	$-	$-

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	For the year ended November 30,
	2018	2017
Statutory Federal income tax rate	(22.1)%	(34.0)%
State and local taxes, net of Federal tax benefit	(11.6)%	(10.3)%
Deferred tax true-up	(4.4)%	-%
Loss on conversion of debt	-%	1.4%
Gain/ loss on extinguishment of convertible note	-%	0.2%
Change in fair value of embedded conversion option and related accretion of interest expense	0.8%	4.4%
Change in fair value of warrant liability	-%	0.2%
Non-U.S. operations	1.3%	0.3%
Deferred tax rate change	22.7%	-%
Change in Valuation Allowance	13.3%	37.8%

Income Taxes Provision (Benefit)	0.0%	0.0%

The Company's major tax jurisdictions are the United States and New York. All of the Company's tax years will remain open starting 2013 for examination by the Federal and state tax authorities from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

Note 12 - Subsequent Events

Issuance of shares for services

On January 4, 2019, the Company issued an aggregate of 175,919 shares of the Company common stock to various vendors for advisory services.

