Form 10-Q
period 2019-02-28
Q BioMed Inc.
filed 2019-04-17
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	14,651,283 shares
(Class)	(Outstanding as at April 12, 2019)

 Q BIOMED INC.

 PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.

Condensed Consolidated Balance Sheets

	February 28, 2019	November 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$1,313,481	$2,684,413
Prepaid expenses	8,121	12,500
Total current assets	1,321,602	2,696,913
Intangible assets, net	487,500	500,000
Total Assets	$1,809,102	$3,196,913

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$578,213	$392,230
Accrued expenses - related party	7,500	7,500
Accrued interest payable	84,028	29,639
Total current liabilities	669,741	429,369

Long-term liabilities:
Convertible notes payable, net	3,136,396	2,873,272
Total long term liabilities	3,136,396	2,873,272
Total Liabilities	3,806,137	3,302,641

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of February 28, 2019 and November 30, 2018	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 14,466,155 and 14,290,236 shares issued and outstanding as of February 28, 2019 and November 30, 2018, respectively	14,465	14,290
Additional paid-in capital	32,477,729	31,994,129
Accumulated deficit	(34,489,229)	(32,114,147)
Total Stockholders' Equity	(1,997,035)	(105,728)
Total Liabilities and Stockholders' Equity	$1,809,102	$3,196,913

 The accompanying notes are an integral part of these condensed consolidated financial statements

 Q BioMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended February 28,
	2019	2018
Operating expenses:
General and administrative expenses	$1,242,711	$1,320,754
Research and development expenses	814,699	853,425
Total operating expenses	2,057,410	2,174,179

Other expenses:
Interest expense	290,672	—
Change in fair value of embedded derivatives	27,000	—
Total other expenses	317,672	—

Net loss	$(2,375,082)	$(2,174,179)

Net loss per share - basic and diluted	$(0.16)	$(0.17)

Weighted average shares outstanding, basic and diluted	14,404,289	12,727,442

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of November 30, 2018	14,290,236	$14,290	$31,994,129	$(32,114,147)	$(105,728)
Share based compensation for services	175,919	175	483,600	—	483,775
Net loss	—	—	—	(2,375,082)	(2,375,082)
Balance as of February 28, 2019	14,466,155	$14,465	$32,477,729	$(34,489,229)	$(1,997,035)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	Equity (Deficit
Balance as of November 30, 2017	12,206,409	$12,206	$23,187,408	$(22,843,370)	$356,244
Share based compensation for services	29,500	30	491,851	—	491,881
Issuance of common stock and warrants for cash, net of offering costs	1,711,875	1,712	4,943,539	—	4,945,251
Net loss	—	—	—	(2,174,179)	(2,174,179)
Balance as of February 28, 2018	13,947,784	$13,948	$28,622,798	$(25,017,549)	$3,619,197

Q BIOMED INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended February
	2019	2018
Cash flows from operating activities:
Net loss	$(2,375,082)	$(2,174,179)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock, warrants and options for services	483,775	491,881
Change in fair value of embedded conversion option	27,000	—
Accretion of debt discount	236,124	—
Amortization expense	12,500	—
Changes in operating assets and liabilities:
Prepaid expenses	4,379	—
Accounts payable and accrued expenses	185,983	99,273
Accrued interest payable	54,389	—
Net cash used in operating activities	(1,370,932)	(1,583,025)

Cash flows from financing activities:
Proceeds received for issuance of common stock and warrants, net of offering costs	—	4,945,251
Net cash provided by financing activities	—	4,945,251
Net (decrease) increase in cash	(1,370,932)	3,362,226

Cash at beginning of period	2,684,413	824,783
Cash at end of period	$1,313,481	$4,187,009
Supplemental disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

Note 2 - Basis of Presentation

The accompanying interim period unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The Condensed Consolidated Balance Sheet as of February 28, 2019, the Condensed Consolidated Statements of Operations for the three months ended February 28, 2019 and 2018, and the Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2019 and 2018, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position, operating results and cash flows for the periods presented. The Condensed Consolidated Balance Sheet at November 30, 2018 has been derived from audited financial statements included in the Company's Form 10-K, most recently filed with the SEC on March 7, 2019. The results for the three months ended February 28, 2019 and 2018 are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

As of February 28, 2019, the Company has raised operating funds through contacts, high net-worth individuals and strategic investors. The Company has not generated any revenue from operations since inception and has limited assets upon which to commence its business operations.  Management anticipates that the Company will have to raise additional funds and/or generate revenue from drug sales within twelve months to continue operations. Additional funding will be needed to implement the Company’s business plan that includes various expenses such as fulfilling our obligations under licensing agreements, legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. If the Company is unable to raise sufficient funds, management we will be forced to scale back the Company’s operations or cease our operations.

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

Note 3 – Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended November 30, 2018 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

Recent adopted pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The adoption of this standard on December 1, 2018 did not impact the Company’s consolidated financial statements.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item.  The adoption of this standard on December 1, 2018 did not impact the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The adoption of this standard on December 1, 2019 did not impact the Company’s consolidated financial statements.

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

	For the Three Months Ended February 28,
Potentially dilutive securities	2019	2018
Warrants	4,984,058	4,877,558
Convertible Notes	2,042,014	—
Stock Options	900,000	500,000

Note 5 - Convertible Notes

	February 28, 2019	November 30, 2018
Convertible Notes:
Principal value of 5.5%, convertible at $2.00 at February 28, 2019 and November 30, 2018, due March 21, 2020	$4,000,000	$4,000,000.00
Fair value of bifurcated contingent put option of convertible notes	289,000	262,000
Debt discount	(1,152,604)	(1,388,728)
Carrying value of convertible notes	3,136,396	2,873,272
Total long-term carrying value of convertible notes	$3,136,396	$2,873,272

The monthly payment provision within the convertible notes is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Consolidated Statement of Operations. The maximum redemption is discounted at 35.17%, the calculated effective rate of the convertible notes before measurement of the contingent put option. The fair value estimate is a Level 3 measurement. The Company estimated the fair value of the monthly payment provision, using probability analysis of the occurrence of a Triggering Date applied to the discounted maximum redemption premium for any given payment with the following key inputs:

For the Three Months Ended February 28, 2019
Stock price	$1.88
Terms (years)	1.0 - 1.1
Volatility	81.70%
Risk-free rate	2.44 - 2.54%
Dividend yield	0.00%

Amortization of the debt discount associated with the convertible notes was approximately $236,000 for the three-month period ended February 28, 2019 and was included in interest expense in the accompanying condensed consolidated statements of operations.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 6 – Commitments and Contingencies

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

	For the three months ended February 28,
	2019	2018
Rent expense	$7,500	$7,500

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

During the three months ended February 28, 2019 and 2018, the Company incurred approximately $604,000 and $619,000, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

Note 7 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

	For the three months ended February 28,
	2019	2018
Consulting and legal expenses	$102,446	$60,000

Note 8 - Stockholders’ Equity Deficit

As of February 28, 2019 and November 30, 2018, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Issuance of shares for services

During the three months ended February 28, 2019, the Company issued an aggregate of 175,919 shares of the Company common stock to various vendors for advisory services, valued at approximately $327,000 based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying condensed consolidated statements of operations.

Note 9 – Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at February 28, 2019 and the changes during the period then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at November 30, 2018	4,984,058	$3.48	3.51	$250,000
Issued	—	$—	—	$—
Expired	—	$—	—	$—
Outstanding at February 28, 2019	4,984,058	$3.48	3.26	$215,000
Exercisable at February 28, 2019	4,868,558	$3.50	3.24	$215,000

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Fair value of all outstanding warrants issued to non-employees for services was calculated with the following key inputs:

	For the Three Months Ended February 28,
	2019	2018
Stock price	$1.95	$2.99 - $4.80
Term (years)	2.5 - 4.8	3.0 - 5.0
Volatility	105 - 128%	122.78 - 131.37%
Risk-free rate	2.80 - 2.84%	1.78 - 2.65%
Dividend yield	0.00%	0.00%

Options issued for services

The following represents a summary of all outstanding options to purchase the Company’s common stock at February 28, 2019 and the changes during the period then ended:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at November 30, 2018	900,000	$3.68	3.99	$—
Issued	—	$—	—	$—
Outstanding at February 28, 2019	900,000	$3.68	3.74	$—
Exercisable at February 28, 2019	800,000	$3.72	3.68	$—

Fair value of options issued in the three-month period ended February 28, 2018 was calculated with the following key inputs. No options were granted in the three-month period ended February 28, 2019.

For the Three Months Ended February 28, 2018
Exercise price	$3.00
Expected term (years)	5.0
Volatility	127.70%
Risk-free rate	2.52%
Dividend yield	0.00%

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $157,000 and $402,000 as a result of the shares, outstanding warrants and options issued to consultants and employees during the three months ended February 28, 2019 and 2018, respectively.

As of February 28, 2019, the estimated unrecognized stock-based compensation associate with these agreements is approximately $82,000 and will be recognized over the next four months.

Note 10 – Subsequent Events

Issuance of shares for services

On April 9, 2019, the Company issued an aggregate of 185,128 shares of the Company’s common stock to various vendors for advisory services and the extension of the Mannin Purchase Option Agreement.

Entry into Exclusive License Agreement

On March 9, 2019, the Company entered into an Exclusive License Agreement with Washington University for license of a diagnostic marker for determining the severity of glaucoma using the expression levels of Growth Differentiation Factor 15.

Entry into Amendment to Patent and Technology License and Purchase Option Agreement

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

On March 26, 2019, the Company entered into an amendment to the Patent and Technology License and Purchase Option Agreement that it initially entered into with Mannin Research Inc. on October 29, 2015 (the “Mannin Agreement”). Under such amendment, the term of the option granted under the Mannin Agreement was extended to October 29, 2021 in exchange for the Company issuing 100,000 shares to Mannin Research Inc.

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

Recent Developments

Metastron/Strontium89 Chloride USP Injection

On November 23, 2018, we entered into an Asset Sale Agreement (“ASA”) with GE Healthcare Limited (“GE”) whereby we acquired GE’s radiopharmaceutical drug, Metastron® and all related intellectual property including, but not limited to sales and distribution data, market authorizations and trademarks for Metastron® in various countries. We are working with GE to affect the transfer of all the market authorizations including the immediate transfer of those affected by Brexit into jurisdictions that make future commercial operations more feasible should Brexit occur. We are also working with our US based contract manufacture to produce product mimicking the GE process previously used in their facility in the United Kingdom. This process is underway and should result in a smooth transition and seamless regulatory filing with very few, if any changes in the process requiring approval. The facility will need to be approved by the FDA to release final drug product once it is produced, tested, validated and observed for sterility. We remain confident that we will have commercial release in the second half of 2019.

The same facility is awaiting FDA approval to manufacture the generic version of the drug. The regulatory supplement was filed in August 2018. We believe that the FDA and our licensor BioNucleonics are in communication to affect the approval which could come at any moment. Given the lengthy delay and BioNucleonics’s refusal to share communications or transfer the ownership of the licensed asset to us per our agreement, we initiated litigation to compel them to perform on their obligations and to be awarded significant monetary damages. While the outcome of this litigation is still to be determined, we are confident in our position that we have performed fully in all material respects. In addition, our strategic acquisition of Metastron has positioned us more favorably in the global market with trademarks and market authorizations in 22 countries. We believe that while the BioNucleonics issues have delayed our commercial release, we are now in a much stronger position to capitalize on global demand for an effective non-opioid for the treatment of this debilitating bone pain associated with metastatic cancers. Over 2 million people are suffering from this condition, and we believe many of them could benefit from treatment with our drug.

GDF15 License from Washington University

On March 9, 2019, we exercised our option to exclusively license GDF15, a diagnostic marker for determining the severity of glaucoma using the expression levels of Growth Differentiation Factor 15 (“GDF15”) from the Washington University in St. Louis. Determining the severity of glaucoma using this biomarker will aid in treatment decisions for patients diagnosed with, and being treated for, glaucoma.

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

Subsequently our technology partner Mannin Research entered into a research collaboration with the Biointerfaces Institute at McMaster University in Ontario, Canada to develop a GDF15 biomarker diagnostic kit for monitoring glaucoma severity and progression. This enabling technology will act as a companion diagnostic to the MAN-01 small molecule therapeutic with a novel mechanism of action for the treatment of Primary Open-Angle Glaucoma. The aim is to develop a simple integrated diagnostic test that can be performed at a physician's office with no external, expensive equipment.

The intent is to create prototype assays for the detection of GDF15 which will be suitable for point-of-care testing. The prototype kits are to be validated in a clinical setting with glaucoma patients. This will lead to a 510(k) filing with the FDA to gain approval for the use of the kit as a diagnostic medical device. We estimate the prototyping process to take approximately 18 months, at which point we would begin the 510(k) submission process for the in vitro diagnostic.

Taken together, these assets represent an important combination as a solution to address the need for better ways to detect and track glaucoma (GDF15 biomarker and the GDF15 diagnostic kit) and to treat glaucoma (MAN-01). By combining a novel diagnostic tool with a first-in-class therapeutic candidate we believe we have a unique solution that addresses the needs of patients with glaucoma, as well as the physicians who are providing the care, addressing both the adherence and compliance issues of current glaucoma treating pharmaceutical offerings. There are 70 million people suffering from glaucoma, and we believe this approach delivers an opportunity to put precision medicine in the hands of the physicians treating those patients.

Mannin Research License Extension

On March 26, 2019, we extended the option period to wholly acquire the Mannin Research tie2 platform. The period was extended from October 2019 to October 2021 in exchange for the issuance of 100,000 restricted shares of own common stock.

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

Unaudited Results of Operations for the three months ended February 28, 2019 and 2018:

	For the Three Months Ended February 28,
	2019	2018
Operating expenses:
General and administrative expenses	$1,242,711	$1,320,754
Research and development expenses	814,699	853,425
Total operating expenses	2,057,410	2,174,179

Other expenses:
Interest expense	290,672	—
Change in fair value of embedded derivatives	27,000	—
Total other expenses	317,672	—

Net loss	$(2,375,082)	$(2,174,179)

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in operating expenses was mainly due to more professional and research & development fees incurred in connection with the license agreements with Mannin, BNI and Asdera.

Other expenses

During the three months ended February 29, 2019, interest expense increased to $291,000 from $0 in the prior year. Interest expense in the three months ended February 29, 2019 is comprised of approximately $236,000 accretion of debt discount and approximately $54,000 of accrued interest expense based on the coupon interest rate of the outstanding debt. During the three months ended February 29, 2019, we recognized a loss of $27,000 resulting from the change in fair value of embedded contingent put options in convertible notes with a principal balance of $4 million.

During the three months ended February 29, 2018, there was no activities.

Net loss

In the three months ended February 28, 2019 and 2018, we incurred net losses of approximately $2.4 million and $2.2 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of revenues and must cover our operating through debt and equity financings to allow us to continue as a going concern. We had approximately $1.3 million in cash as of February 28, 2019.  Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the Three Months Ended February 28,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(1,370,932)	$(1,583,025)
Financing activities	—	4,945,251
Net (decrease) increase in cash	$(1,370,932)	$3,362,226

Net cash used in operating activities was approximately $1.4 million for the three months ended February 28, 2019 as compared to approximately $1.6 million for the three months ended February 28, 2018.  The increase in net cash used in operating activities relates to the net loss of approximately $2.4 million for the three months ended February 28, 2019, partially offset by aggregate non-cash expenses of approximately $759,000.  The net cash used in operating activities of approximately $1.6 million for the three months ended February 28, 2018 results from the net loss of approximately $2.2 million, partially offset by aggregate non-cash expenses of approximately $492,000.

There was no activities for the three months ended February 28, 2019.  Net cash provided by financing activities was approximately $4.9 million for the three months ended February 28, 2018, resulting from proceeds received from the issuance of common stock and warrants of approximately $5.4 million, offset by offering costs of approximately $0.5 million.

Commitments and Contingencies

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

In exchange for the consideration, we agreed, upon reaching various milestones, to issue to BNI an aggregate of up to 110,000 shares of common stock and to provide funding to BNI for an aggregate of $850,000 in cash. Under the agreement, once we have funded up to $850,000 in cash, we may exercise the option to acquire the BNI IP at no additional charge. By our accounts, we have provided BNI with over $950,000 in cash. We have exercised our option to acquire the BNI IP, but BNI has not transferred the BNI IP to us. As a result, we have commenced litigation to, among other actions, obtain all of the BNI IP. We also seek judgments against BNI and related parties for the misappropriation of funds, breach of contract, fraud and fraudulent inducement. In February 2019, such lawsuit was removed to the Federal court located in the Southern District of New York.

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

	For the three months ended February 28,
	2019	2018
Rent expense	$7,500	$7,500

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

During the three months ended February 28, 2019 and 2018, we incurred approximately $604,000 and $619,000, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended February 28,
	2019	2018
Consulting and legal expenses	$102,446	$60,000

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

Under the agreement, once we have funded up to $850,000 in cash, we may exercise the option to acquire the BNI IP at no additional charge. By our accounts, we have provided BNI with over $950,000 in cash. We have exercised our option to acquire the BNI IP, but BNI has not transferred the BNI IP to us. As a result, we have commenced litigation to, among other actions, obtain all of the BNI IP. We also seek judgments against BNI and related parties for the misappropriation of funds, breach of contract, fraud and fraudulent inducement. In February 2019, such lawsuit was removed to the Federal court located in the Southern District of New York.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 9, 2019, the Company agreed to issue Mannin Research Inc. 100,000 shares of its common stock in exchange for the extension of the option granted under the Patent and Technology License and Purchase Option Agreement. Also on April 9, 2014, we issued 85,128 shares of common stock to various advisors for services rendered. The issuance of the Securities mentioned above qualified for the exemption from registration continued in section 4(a) of the securities act of 1933.

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

Q BIOMED INC.

April 17, 2019	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer