Form 10-Q
period 2019-05-31
Q BioMed Inc.
filed 2019-07-19
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2019

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

(212) 588-0022
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Symbol	Name of each exchange on which registered
None	None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	14,677,136 shares
(Class)	(Outstanding as at July 19, 2019)

Q BIOMED INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.

Condensed Consolidated Balance Sheets

	May 31, 2019	November 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$178,715	$2,684,413
Prepaid expenses	28,546	12,500
Total current assets	207,261	2,696,913
Intangible assets, net	475,000	500,000
Total Assets	$682,261	$3,196,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,113,091	$392,230
Accrued expenses - related party	7,500	7,500
Accrued interest payable	171,784	29,639
Investor advances	80,750	-
Total current liabilities	1,373,125	429,369

Long-term liabilities:
Convertible notes payable, net	3,669,612	2,873,272
Total long term liabilities	3,669,612	2,873,272
Total Liabilities	5,042,737	3,302,641

Commitments and Contingencies (Note 6)

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of May 31, 2019 and November 30, 2018	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 14,677,136 and 14,290,236 shares issued and outstanding as of May 31, 2019 and November 30, 2018, respectively	14,676	14,290
Additional paid-in capital	33,002,224	31,994,129
Accumulated deficit	(37,377,376)	(32,114,147)
Total Stockholders’ Deficit	(4,360,476)	(105,728)
Total Liabilities and Stockholders’ Deficit	$682,261	$3,196,913

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended May 31,		For the six months ended May 31,
	2019	2018	2019	2018
Operating expenses:
General and administrative expenses	$1,195,759	$1,230,616	$2,438,470	$2,551,370
Research and development expenses	1,071,416	782,188	1,886,115	1,635,613
Total operating expenses	2,267,175	2,012,804	4,324,585	4,186,983

Other expenses:
Interest expense	369,972	-	660,644	-
Change in fair value of embedded derivatives	251,000	-	278,000	-
Total other expenses	620,972	-	938,644	-

Net loss	$(2,888,147)	$(2,012,804)	$(5,263,229)	$(4,186,983)

Net loss per share - basic and diluted	$(0.20)	$(0.14)	$(0.36)	$(0.31)

Weighted average shares outstanding, basic and diluted	14,577,312	13,982,627	14,491,881	13,358,654

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

	For the Three months Ended May 31, 2019
	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance as of February 28, 2019	14,466,155	$14,465	$32,477,729	$(34,489,229)	$(1,997,035)
Share based compensation for services	210,981	211	524,495	-	524,706
Net loss	-	-	-	(2,888,147)	(2,888,147)
Balance as of May 31, 2019	14,677,136	$14,676	$33,002,224	$(37,377,376)	$(4,360,476)

	For the Three Months Ended May 31, 2018
	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance as of February 28, 2018	13,947,784	$13,948	$28,622,798	$(25,017,549)	$3,619,197
Share based compensation for services	39,346	39	279,947	-	279,986
Net loss	-	-	-	(2,012,804)	(2,012,804)
Balance as of May 31, 2018	13,987,130	$13,987	$28,902,745	$(27,030,353)	$1,886,379

	For the Six Months Ended May 31, 2019
	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance as of November 30, 2018	14,290,236	$14,290	$31,994,129	$(32,114,147)	$(105,728)
Share based compensation for services	386,900	386	1,008,095	-	1,008,481
Net loss	-	-	-	(5,263,229)	(5,263,229)
Balance as of May 31, 2019	14,677,136	$14,676	$33,002,224	$(37,377,376)	$(4,360,476)

	For the Six Months Ended May 31, 2018
	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance as of November 30, 2017	12,206,409	$12,206	$23,187,408	$(22,843,370)	$356,244
Share based compensation for services	68,846	69	771,798	-	771,867
Issuance of common stock and warrants for cash, net of offering costs	1,711,875	1,712	4,943,539	-	4,945,251
Net loss	-	-	-	(4,186,983)	(4,186,983)
Balance as of May 31, 2018	13,987,130	$13,987	$28,902,745	$(27,030,353)	$1,886,379

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended May 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,263,229)	$(4,186,983)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	1,008,481	771,867
Change in fair value of embedded conversion option	278,000	-
Accretion of debt discount	518,340	-
Amortization expense	25,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(16,046)	-
Accounts payable and accrued expenses	720,861	(30,747)
Accrued interest payable	142,145	-
Net cash used in operating activities	(2,586,448)	(3,445,863)

Cash flows from financing activities:
Proceeds from investor advances	80,750	-
Proceeds received for issuance of common stock and warrants, net of offering costs	-	4,945,251
Net cash provided by financing activities	80,750	4,945,251

Net (decrease) increase in cash	(2,505,698)	1,499,388

Cash at beginning of period	2,684,413	824,783
Cash at end of period	$178,715	$2,324,171

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Note 2 - Basis of Presentation

The accompanying interim period unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2018. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

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

Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 - Summary of Significant Accounting Policies

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

Recent adopted pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date , ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing , and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients . The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The adoption of this standard on December 1, 2018 did not impact the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item.  The adoption of this standard on December 1, 2018 did not impact the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The adoption of this standard on December 1, 2018 did not impact the Company’s condensed consolidated financial statements.

Note 4 - Loss per share

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

	May 31,
Potentially dilutive securities	2019	2018
Warrants	4,984,000	4,878,000
Convertible Notes	2,092,000	-
Stock Options	1,200,000	500,000

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Convertible Notes

	May 31, 2019	November 30, 2018
Convertible Notes:
Principal value	$4,000,000	$4,000,000
Fair value of bifurcated contingent put option	540,000	262,000
Debt discount	(870,388)	(1,388,728)
Carrying value of convertible notes	3,669,612	2,873,272
Total long-term carrying value of convertible notes	$3,669,612	$2,873,272

The monthly payment provision within the convertible notes is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value of the monthly payment provision by estimating the probability of the occurrence of a Triggering Date and applying the probability to the discounted maximum redemption premium for any given payment with the following key inputs:

	May 31, 2019	November 30, 2018
Stock price	$1.53	$1.95 - $2.97
Terms (years)	0.8	1.2 - 1.4
Volatility	84.61%	72.1% - 76.5%
Risk-free rate	2.21% - 2.38%	2.4% - 2.5%
Dividend yield	0.00%	0.00%
Discount rate	35.17%	35.17%

Amortization of the debt discount associated with the convertible notes was approximately $282,000 and $518,000 for the three-month and six-month periods ended May 31, 2019, respectively, and was included in interest expense in the accompanying Condensed Consolidated Statements of Operations.

Note 6 - Commitments and Contingencies

Legal

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

The Company believes that it has fulfilled the obligations under the agreement to exercise an option to acquire the BNI IP and has notified BNI of such exercise, but BNI has not transferred the BNI IP to the Company. As a result, the Company has commenced litigation to, among other actions, obtain all of the BNI IP. The Company also seeks judgments against BNI and related parties for the misappropriation of funds, breach of contract, fraud and fraudulent inducement. In February 2019, such lawsuit was removed to the Federal court located in the Southern District of New York.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended May 31,		For the six months ended May 31,
	2019	2018	2019	2018
Rent expense	$7,500	$7,500	$15,000	$15,000

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

On March 26, 2019, the Company entered into an amendment to the Patent and Technology License and Purchase Option Agreement that it initially entered into with Mannin Research Inc. on October 29, 2015 (the “Mannin Agreement”). Under such amendment, the term of the option granted under the Mannin Agreement was extended to October 29, 2021 in exchange for the Company issuing 100,000 shares to Mannin Research Inc. on April 9, 2019.

During the six months ended May 31, 2019 and 2018, the Company incurred approximately $1,277,000 and $1,220,000, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

Washington University

On March 9, 2019, the Company entered into an Exclusive License Agreement with Washington University for license of a diagnostic marker for determining the severity of glaucoma using the expression levels of Growth Differentiation Factor 15. The agreement calls for the Company to pay an initial fee of approximately $88,000, pay annual maintenance fees ranging from $15,000 to $75,000, make additional payments upon the following milestones:

•	The first commercial sale of a companion diagnostic product;
•	Initiation of a clinical trial for a diagnostic product to support FDA PMA or 510(k) regulatory approval or the foreign equivalent;
•	PMA or 510(k) regulatory approval by the FDA or the foreign equivalent; and
•	The first commercial sale of a diagnostic product.

In additional to the above payments, royalty payments based upon sales of a companion diagnostic product or diagnostic product are required.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 7 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended May 31,		For the six months ended May 31,
	2019	2018	2019	2018
Consulting and legal expenses	$90,000	$60,000	$192,446	$120,000

Note 8 - Stockholders’ Equity Deficit

As of May 31, 2019 and November 30, 2018, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Issuance of shares for services

During the six months ended May 31, 2019, the Company issued an aggregate of 386,900 shares of the Company common stock to various vendors for advisory services, valued at approximately $728,000 based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Note 9 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at May 31, 2019 and the changes during the period then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at November 30, 2018	4,984,058	$3.48	3.51	$250,000
Issued	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding at May 31, 2019	4,984,058	$3.48	3.01	$40,000
Exercisable at May 31, 2019	4,902,058	$3.50	2.99	$40,000

Fair value of all outstanding warrants issued to non-employees for services was calculated with the following key inputs:

For the six months ended May 31,
2018
Stock price	$2.92 - $3.40
Term (years)	2.0 - 4.3
Volatility	124.88% - 130.31%
Risk-free rate	2.25% - 2.68%
Dividend yield	0.00%

There were no warrants issued for the six months ended May 31, 2019.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Options issued for services

The following represents a summary of all outstanding options to purchase the Company’s common stock at May 31, 2019 and the changes during the period then ended:

	Options	Weighted Average Exercise Price	Weightd Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at November 30, 2018	900,000	$3.68	3.99	$-
Issued	300,000	$1.53	5.00	$-
Outstanding at May 31, 2019	1,200,000	$3.15	3.87	$-
Exercisable at May 31, 2019	975,000	$3.52	3.61	$-

Fair value of options issued in the six-month period ended May 31, 2018 was calculated with the following key inputs. No options were granted in the six-month period ended May 31, 2019.

	For the six months ended May 31,
	2019	2018
Exercise price	$1.53	$3.00
Expected term (years)	5.0	5.0
Volatility	98.75%	127.70%
Risk-free rate	2.03%	2.52%
Dividend yield	0.00%	0.00%

Stock-based Compensation

Stock-based compensation expense is classified within general and administrative expenses as a result of the shares, outstanding warrants and options issued to consultants and employees and included in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended May 31,		For the six months ended May 31,
	2019	2018	2019	2018
Stock-based compensation expense	123,000	164,000	280,000	567,000

As of May 31, 2019, the estimated unrecognized stock-based compensation associate with these agreements is approximately $319,000 and will be fully recognized over the next seven months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

Recent Developments

Metastron/Strontium89 Chloride USP Injection

We have been working hard to commercialize both our Strontium-89 products. In addition to the global exclusive license to generic Strontium-89 from BioNucleonics Inc. (“BNI”), we accelerated our global commercial launch by purchasing the MetastronTM brand from GE Healthcare in November of 2018. As a result, we now control significant market share for this injectable non-opioid metastatic cancer palliation drug in North America and much of the world. Metastron is approved for sale in 22 countries as a non-opioid therapy for the debilitating pain associated with metastatic skeletal cancer. As part of the Metastron acquisition, we agreed to transition manufacturing to another facility and chose IsoTherapeutics to be that manufacturer in parallel with our Strontium-89 product.

The FDA approval of IsoTherapeutics to produce a commercial drug product is one of several milestone catalysts we expect to positively impact our business over the next few months. Our Strontium-89 products are our lead revenue opportunities and an important step for both Q BioMed and the many patients that will benefit from finally having access to the non-opioid palliation treatments. Once the FDA approves IsoTherapeutics Group to manufacture product, this radiopharmaceutical is well positioned to generate revenues in 2019 and beyond.

Although the commercial manufacturing approval process has taken longer than anticipated, we are now more confident than ever in the timing around the commercial launch. Our contract manufacturer expects to complete the final site modifications required by the FDA after its recent inspection by the end of the month, after which, a follow up review may be required to approve the application.

In anticipation of the approval, we have on-boarded our commercial team tasked with infrastructure set-up, including: medical information and pharmacovigilance, government contracting, marketing, contract sales and telesales. Our distribution partner has been identified with capabilities including warehousing/inventory management, invoicing and customer service/ordering. It also has a sales team that calls on major providers, a national network of nuclear pharmacies in the U.S. and distribution and coverage throughout the U.S. We have completed a reimbursement landscape and set our pricing strategy. Our scientific platform is complete which is informing a creative advertising campaign to coincide with the commercial launch of our product. We are assembling a world class scientific advisory board specific to this product to assist in market access and phase 4 clinical trial planning.

Our Strontium-89 radiopharmaceutical drug products are expected to begin generating revenue this year in the cancer pain palliation market, with a significant opportunity to expand into a much larger market through our planned phase IV clinical trial designed to expand the label from a pain palliation to a cancer therapeutic. A similar radiopharmaceutical with a much narrower indication in metastatic disease, but with survival benefits (two months), was acquired by Bayer for $2.9 billion in 2013 and is expected to have peak sales of a billion dollars.

The acquisition of Metastron has given Q BioMed access to a global market much sooner than expected and we continue to be extremely excited about its prospects to re-establish a deserved niche in the late stage cancer treatment landscape.

QBM001

There is currently NO treatment for this 20,000 US and 250,000 worldwide subgroup of autistic children that are minimally verbal or non-verbal. We recently filed for Orphan Drug Designation with the FDA and look forward to working with the regulators on this application. We worked with 7 centers of excellence for autism to define a differential diagnosis for our targeted subgroup, and all are on board. We completed a biomarker study that allows us to better define which children should be included in our planned trial. The biomarker also provided insight into how to improve the dosing. A very targeted population with an improved, targeted dose, ensures our planned trials is smaller and greater likelihood of being successful, which we are very excited about. We have completed formulation of a slow release version of a drug candidate that is required for this clinical application. We know that our target dose is effective and is safer than a non-formulated drug. We plan on filing an IND and believe the green light will allow us to commence a relatively short pivotal clinical trial of QBM-001 in early 2020. We expect to see interim data within 6 months of the start of the trial. This would represent a significant catalyst in 2020 given the acute need for a therapy in this neglected pediatric patient population.

Uttroside-B

Over 40,000 liver cancer patients in the US are diagnosed every year, and the total diagnoses per year has increased by 3% each year over the last 15 years. Each patient has a life expectancy of less than four months. Our initial data from both animals and cell lines suggests that our developing molecule could be very effective - as much as 10 times more effective than current treatments. As a result, we are very excited to be bringing this product closer to a proof of concept trial. Once demonstrated, we will actively seek partnerships in order to realize a return on our investment. We are very excited to report that due to the success of our chemistry teams, we have successfully synthesised Uttroside B. This was a very complicated process and a huge achievement for them. The synthesized product is now being tested for pre-clinical efficacy in comparison to the natural product.

MAN-01 and GDF15

There are over 60 million patients worldwide with Primary Open-Angle Glaucoma. MAN-01 aims to reduce the pressure build-up in the eye by assisting with, and correcting, drainage problems in tiny vessels in the eye called the Schlemm’s Canal. MAN-01 is being designed to target these unique and extremely important vessels, as over 70% of all fluid in the eye flows through the Schlemm’s Canal. Currently, the MAN-01 program is finalizing its preclinical lead candidate optimization by completing a series of ophthalmic in vivo studies to demonstrate efficacy. After successful completion of the in vivo studies, Mannin Research will begin preparing for preclinical toxicology and filing of its IND. Our research shows that the drug’s mechanism of action may ameliorate vessel damage in several other diseases such as: kidney disease, cardiovascular disease, and against infectious diseases. We believe these programs comprise a multi-disease platform technology that has several valuable applications. Adding the GDF15 biomarker to our portfolio is a significant step to securing a unique product offering that put precision medicine and patient specific treatment in the hands of clinicians. GDF15 is a companion diagnostic marker to the MAN-01 drug for determining the severity of glaucoma using the expression levels of Growth Differentiation Factor 15 (GDF15). Determining the severity of glaucoma using this biomarker will aid in treatment decisions for patients diagnosed with, and being treated for, glaucoma. Recent buyouts in the Biotechnology space has us believing that large pharma companies could be looking for valuable assets like this with multiple downlines because of expiring patient protection on current drugs. Our collaborators at the Washington University in St. Louis are currently examining the effectiveness of GDF15 as a clinical biomarker in a clinical trial. In parallel, Q BioMed and Mannin Research are working with the Biointerfaces Institute at McMaster University in Ontario, Canada to develop a GDF15 biomarker diagnostic kit for monitoring glaucoma severity and progression. The aim is to develop a simple integrated diagnostic test that can be performed at a physician’s office with no external, expensive equipment.

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

Unaudited Results of Operations for the three months ended May 31, 2019 and 2018:

	For the Three Months Ended May 31,
	2019	2018
Operating expenses:
General and administrative expenses	$1,195,759	$1,230,616
Research and development expenses	1,071,416	782,188
Total operating expenses	2,267,175	2,012,804

Other expenses:
Interest expense	369,972	-
Change in fair value of embedded derivatives	251,000	-
Total other expenses	620,972	-

Net loss	$(2,888,147)	$(2,012,804)

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in operating expenses was mainly due to more professional and research & development fees incurred in connection with the license agreements with Mannin and Washington University.

Other expenses

During the three months ended May 31, 2019, interest expense increased to $370,000 from $0 in the prior year. Interest expense in the three months ended May 31, 2019 is comprised of approximately $282,000 accretion of debt discount and approximately $56,000 of accrued interest expense based on the coupon interest rate of the outstanding debt. During the three months ended May 31, 2019, we recognized a loss of $251,000 resulting from the change in fair value of embedded contingent put options in convertible notes with a principal balance of $4 million.

Net loss

In the three months ended May 31, 2019 and 2018, we incurred net losses of approximately $2.9 million and $2.0 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Unaudited Results of Operations for the six months ended May 31, 2019 and 2018:

	For the Six Months Ended May 31,
	2019	2018
Operating expenses:
General and administrative expenses	$2,438,470	$2,551,370
Research and development expenses	1,886,115	1,635,613
Total operating expenses	4,324,585	4,186,983

Other expenses:
Interest expense	660,644	-
Change in fair value of embedded derivatives	278,000	-
Total other expenses	938,644	-

Net loss	$(5,263,229)	$(4,186,983)

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in operating expenses was mainly due to more professional and research & development fees incurred in connection with the license agreements with Mannin and Washington University.

Other expenses

During the six months ended May 31, 2019, interest expense increased to $661,000 from $0 in the prior year. Interest expense in the six months ended May 31, 2019 is comprised of approximately $518,000 accretion of debt discount and approximately $111,000 of accrued interest expense based on the coupon interest rate of the outstanding debt. During the six months ended May 31, 2019, we recognized a loss of $278,000 resulting from the change in fair value of embedded contingent put options in convertible notes with a principal balance of $4 million.

Net loss

In the six months ended May 31, 2019 and 2018, we incurred net losses of approximately $5.3 million and $4.2 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of revenues and must cover our operating through debt and equity financings to allow us to continue as a going concern. We had approximately $179,000 in cash as of May 31, 2019.  Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the Six Months Ended May 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(2,586,448)	$(3,445,863)
Financing activities	80,750	4,945,251
Net (decrease) increase in cash	$(2,505,698)	$1,499,388

Net cash used in operating activities was approximately $2.6 million for the six months ended May 31, 2019 as compared to approximately $3.4 million for the six months ended May 31, 2018.  The decrease in net cash used in operating activities relates to the net loss of approximately $5.3 million for the six months ended May 31, 2019, partially offset by aggregate non-cash expenses of approximately $1.8 million and changes in operating assets and liabilities of approximately $847,000.  The net cash used in operating activities of approximately $3.4 million for the six months ended May 31, 2018 results from the net loss of approximately $4.2 million, partially offset by aggregate non-cash expenses of approximately $772,000.

Net cash provided by financing activities was approximately $81,000 for the six months ended May 31, 2019, resulting from proceeds from investor advances. Net cash provided by financing activities was approximately $4.9 million for the six months ended May 31, 2018, resulting from proceeds received from the issuance of common stock and warrants of approximately $5.4 million, offset by offering costs of approximately $0.5 million.

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

We believe that we have fulfilled the obligations under the agreement to exercise an option to acquire the BNI IP and have notified BNI of such exercise, but BNI has not transferred the BNI IP to us. As a result, we have commenced litigation to, among other actions, obtain all of the BNI IP. We also seek judgments against BNI and related parties for the misappropriation of funds, breach of contract, fraud and fraudulent inducement. In February 2019, such lawsuit was removed to the Federal court located in the Southern District of New York.

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

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended May 31,		For the six months ended May 31,
	2019	2018	2019	2018
Rent expense	$7,500	$7,500	$15,000	$15,000

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

On March 26, 2019, we entered into an amendment to the Patent and Technology License and Purchase Option Agreement that it initially entered into with Mannin Research Inc. on October 29, 2015 (the “Mannin Agreement”). Under such amendment, the term of the option granted under the Mannin Agreement was extended to October 29, 2021 in exchange for the Company issuing 100,000 shares to Mannin Research Inc. on April 9, 2019.

During the six months ended May 31, 2019 and 2018, we incurred approximately $1,277,000 and $1,220,000, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

Washington University

On March 9, 2019, we entered into an Exclusive License Agreement with Washington University for license of a diagnostic marker for determining the severity of glaucoma using the expression levels of Growth Differentiation Factor 15. The agreement calls for us to pay an initial fee of approximately $88,000, pay annual maintenance fees ranging from $15,000 to $75,000, make additional payments upon the following milestones:

•	The first commercial sale of a companion diagnostic product;
•	Initiation of a clinical trial for a diagnostic product to support FDA PMA or 510(k) regulatory approval or the foreign equivalent;
•	PMA or 510(k) regulatory approval by the FDA or the foreign equivalent; and
•	The first commercial sale of a diagnostic product.

In additional to the above payments, royalty payments based upon sales of a companion diagnostic product or diagnostic product are required.

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended May 31,		For the six months ended May 31,
	2019	2018	2019	2018
Consulting and legal expenses	$90,000	$60,000	$192,446	$120,000

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 9, 2019, the Company agreed to issue Mannin Research Inc. 100,000 shares of its common stock in exchange for the extension of the option granted under the Patent and Technology License and Purchase Option Agreement. Also, on April 9, 2014, we issued 85,128 shares of common stock to various advisors for services rendered. The issuance of the Securities mentioned above qualified for the exemption from registration continued in section 4(a) of the securities act of 1933.

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

Q BIOMED INC.

Dated: July 19, 2019	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer