Form 10-Q
period 2019-08-31
Q BioMed Inc.
filed 2019-10-15
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	16,720,871 shares
(Class)	(Outstanding as at October 14, 2019)

Q BIOMED INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	August 31, 2019	November 30, 2018
ASSETS
Current assets:
Cash	$301,673	$2,684,413
Prepaid expenses	28,546	12,500
Total current assets	330,219	2,696,913
Intangible assets, net	462,500	500,000
Total Assets	$792,719	$3,196,913

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$751,402	$172,628
Accrued expenses	1,302,527	219,602
Accrued expenses - related party	25,000	7,500
Accrued interest payable	101,626	29,639
Investor advances	193,250	-
Convertible note payable, net	485,000	-
Total current liabilities	2,858,805	429,369

Long-term liabilities:
Convertible notes payable, net	3,976,709	2,873,272
Total long term liabilities	3,976,709	2,873,272
Total Liabilities	6,835,514	3,302,641

Commitments and Contingencies (Note 6)

Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of August 31, 2019 and November 30, 2018	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 15,182,227 and 14,290,236 shares issued and outstanding as of August 31, 2019 and November 30, 2018, respectively	15,182	14,290
Additional paid-in capital	33,866,087	31,994,129
Accumulated deficit	(39,924,064)	(32,114,147)
Total Stockholders' Deficit	(6,042,795)	(105,728)
Total Liabilities and Stockholders' Deficit	$792,719	$3,196,913

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended August 31,		For the nine months ended August 31,
	2019	2018	2019	2018
Operating expenses:
General and administrative expenses	$968,383	$1,996,391	$3,406,853	$4,547,761
Research and development expenses	786,600	989,140	2,672,715	2,624,753
Total operating expenses	1,754,983	2,985,531	6,079,568	7,172,514

Other expenses:
Interest expense	476,627	-	1,137,271	-
Change in fair value of embedded derivatives	118,000	-	396,000	-
Loss on induced conversion of debt	197,078	-	197,078	-
Total other expenses	791,705	-	1,730,349	-

Net loss	$(2,546,688)	$(2,985,531)	$(7,809,917)	$(7,172,514)

Net loss per share - basic and diluted	$(0.17)	$(0.21)	$(0.54)	$(0.53)

Weighted average shares outstanding, basic and diluted	14,756,302	14,019,683	14,580,630	13,579,917

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(Unaudited)

	For the Three months Ended August 31, 2019
	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of May 31, 2019	14,677,136	$14,676	$33,002,224	$(37,377,376)	$(4,360,476)
Share based compensation for services	139,641	141	340,986	-	341,127
Issuance of common stock to partially convert notes payable	146,863	147	293,579	-	293,726
Issuance of common stock as inducement to partially convert notes payable	187,693	188	196,890	-	197,078
Issuance of common stock to defer monthly contingent payment of convertible note	30,894	30	32,408	-	32,438
Net loss	-	-	-	(2,546,688)	(2,546,688)
Balance as of August 31, 2019	15,182,227	$15,182	$33,866,087	$(39,924,064)	$(6,042,795)

	For the Three Months Ended August 31, 2018
	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of May 31, 2018	13,987,130	$13,987	$28,902,745	$(27,030,353)	$1,886,379
Share based compensation for services	90,182	90	1,181,361	-	1,181,450
Net loss	-	-	-	(2,985,531)	(2,985,531)
Balance as of August 31, 2018	14,077,312	$14,077	$30,084,105	$(30,015,884)	$82,298

	For the Nine Months Ended August 31, 2019
	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of November 30, 2018	14,290,236	$14,290	$31,994,129	$(32,114,147)	$(105,728)
Share based compensation for services	526,541	527	1,349,081	-	1,349,608
Issuance of common stock to partially convert notes payable	146,863	147	293,579	-	293,726
Issuance of common stock as inducement to partially convert notes payable	187,693	188	196,890	-	197,078
Issuance of common stock to defer monthly contingent payment of convertible note	30,894	30	32,408	-	32,438
Net loss	-	-	-	(7,809,917)	(7,809,917)
Balance as of August 31, 2019	15,182,227	$15,182	$33,866,087	$(39,924,064)	$(6,042,795)

	For the Nine Months Ended August 31, 2018
	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of November 30, 2017	12,206,409	$12,206	$23,187,408	$(22,843,370)	$356,244
Share based compensation for services	159,028	159	1,953,158	-	1,953,317
Issuance of common stock and warrants for cash, net of offering costs	1,711,875	1,712	4,943,539	-	4,945,251
Net loss	-	-	-	(7,172,514)	(7,172,514)
Balance as of August 31, 2018	14,077,312	$14,077	$30,084,105	$(30,015,884)	$82,298

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended August 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,809,917)	$(7,172,514)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	1,349,608	1,953,317
Change in fair value of embedded conversion option	396,000	-
Accretion of debt discount	907,437	-
Amortization expense	37,500	-
Loss on induced conversion of debt	197,078	-
Non-cash interest expense	32,438	-
Changes in operating assets and liabilities:
Prepaid expenses	(16,046)	-
Accounts payable and accrued expenses	1,646,699	236,015
Accrued expenses - related party	17,500	-
Accrued interest payable	165,713	-
Net cash used in operating activities	(3,075,990)	(4,983,182)

Cash flows from financing activities:
Proceeds from investor advances	193,250	-
Proceeds received from issuance of short-term convertible note, net of original issuance discount and lender's fees	500,000	-
Proceeds received for issuance of common stock and warrants, net of offering costs	-	4,945,251
Net cash provided by financing activities	693,250	4,945,251

Net decrease in cash	(2,382,740)	(37,931)

Cash at beginning of period	2,684,413	824,783
Cash at end of period	$301,673	$786,852

Supplemental disclosures:
Cash paid for interest	$31,524	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to partially convert notes payable	$293,726	$-
Accrued debt issuance costs	$15,000	$-

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

	August 31,
Potentially dilutive securities	2019	2018
Warrants	4,984,000	4,955,058
Convertible Notes	2,171,000	-
Stock Options	1,200,000	900,000

Note 5 - Convertible Notes

	August 31, 2019	November 30, 2018
Convertible Notes Payable, current:
Principal value of 2019 Debenture	$550,000	$-
Debt discount	(65,000)	-
Carrying value of 2019 Debenture	485,000	-
Total carrying value of convertible notes payable, current	$485,000	$-
Convertible Notes Payable, long-term:
Principal value of 2018 Debenture	$3,800,000	$4,000,000.00
Fair value of bifurcated contingent put option	658,000	262,000
Debt discount	(481,291)	(1,388,728)
Carrying value of 2018 Debenture	3,976,709	2,873,272
Total carrying value of convertible notes, long-term	$3,976,709	$2,873,272

2019 Debenture

On August 28, 2019, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold a convertible debenture (the “2019 Debenture”) with a maturity date of twelve months after the issuance thereof for $500,000. The 2019 Debenture is in the aggregate principal amount of $550,000, which amount includes an original issue discount of $40,000 and payment of the lender’s legal fees of $10,000. The 2019 Debenture carries an interest rate of 10% per annum. Upon an event of default, as defined, the outstanding balance of the 2019 Debenture bears interest at a rate of 18% per annum. The Company may prepay the 2019 Debenture at 110% of the outstanding aggregate principal amount within the first six months of issuance and at 125% of the outstanding aggregate principal amount thereafter.

In certain circumstances, a premium is due upon the outstanding balance upon written notice from the lender. A premium of fifteen percent is due for each occurrence of any major default, a premium of ten percent is due for each occurrence of an unapproved variable security issuance default, and a premium of five percent is due for each occurrence of any minor default.

The lender has the right to convert the outstanding aggregate principal amount at any time at the conversion price of $2.50 per share. At any time that is six months after the issuance, the lender may redeem a portion of the 2019 Debenture, not to exceed $150,000 in any month. The Company may pay such a redemption in cash and/or shares of its common stock. Any payment of such a redemption in shares of common stock shall be made at the lesser of $2.50 or 93% of the average of the four lowest VWAPs in the prior ten trading day, provided that no such conversion price shall be less than $2.00. Any payment of such a redemption in cash shall be at 120% of the amount being redeemed. Moreover, the Company has the right to defer up to two (2) separate redemptions for up to thirty (30) days each by providing written notice to the lender within three (3) trading days of its receipt of a redemption notice. In the event the Company elects to exercise its deferral right, the 2019 Debenture’s outstanding balance shall automatically be increased by ten percent (10%) of the redemption amount to which such deferral relates.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

2018 Debentures

The monthly payment provision within the 2018 Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value of the monthly payment provision by estimating the probability of the occurrence of a Triggering Date and applying the probability to the discounted maximum redemption premium for any given payment with the following key inputs:

	August 31, 2019	November 30, 2018
Stock price	$0.91	$1.95 - $2.97
Terms (years)	0.50 – 0.66	1.2 - 1.4
Volatility	79.78%	72.1% - 76.5%
Risk-free rate	1.89% - 2.10%	2.4% - 2.5%
Dividend yield	0.00%	0.00%
Discount rate	35.17%	35.17%

In August 2019, the Company modified the conversion price for $293,726 of principal and accrued interest outstanding under the 2018 Debentures and holders immediately converted the amount into 334,556 shares of the Company’s common stock. Had the holders converted $293,726 of principal and accrued interest under the previously existing conversion terms, the holders would have received 146,863 shares of the Company’s common stock. The additional 187,693 shares received upon conversion, with an aggregate fair value of $197,078, is recognized in the accompanying Condensed Consolidated Statements of Operations as a loss on induced conversion of debt.

Interest expense

Interest expense, included in the accompanying Condensed Consolidated Statements of Operations, is comprised of the following for each period presented:

	For the three months ended August 31,		For the nine months ended August 31,
	2019	2018	2019	2018
Interest expense based on the coupon interest rate of the outstanding debt	$55,000	$-	$166,000	$-
Accretion of debt discount	$389,000	$-	$907,000	$-
Costs incurred to defer monthly contingent payments of convertible notes	$32,000	$-	$64,000	$-

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

BNI matter

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

The Company believes that it has fulfilled the obligations under the agreement to exercise an option to acquire the BNI IP and has notified BNI of such exercise, but BNI has not transferred the BNI IP to the Company. As a result, the Company has commenced litigation to, among other actions, obtain all of the BNI IP. The Company also seeks judgments against BNI and related parties for the misappropriation of funds, breach of contract, fraud and fraudulent inducement. In February 2019, such lawsuit was removed to the Federal court located in the Southern District of New York. On September 23, 2019, the Company entered into a settlement agreement with BNI and parties related to BNI. See Note 10 – Subsequent Events, below.

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

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended August 31,		For the nine months ended August 31,
	2019	2018	2019	2018
Rent expense	$7,500	$7,500	$22,500	$23,000

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

During the nine months ended August 31, 2019 and 2018, the Company incurred approximately $1.9 million and $1.7 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

Note 7 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended August 31,		For the nine months ended August 31,
	2019	2018	2019	2018
Consulting and legal expenses	$78,000	$60,000	$270,000	$180,000

Note 8 - Stockholders’ Equity Deficit

As of August 31, 2019 and November 30, 2018, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Issuance of shares for services

During the nine months ended August 31, 2019, the Company issued an aggregate of 526,541 shares of the Company common stock to various vendors for advisory services, valued at approximately $886,000 based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Issuance of shares to partially convert notes payable

In August 2019, the Company issued an aggregate of 334,556 shares of the Company’s common stock to convert $293,726 of principal and accrued interest outstanding under the 2018 Debentures. Of the 334,556 shares, 146,863 shares were recognized as a conversion of debt at a conversion price of $2.00, while 187,693 shares were recognized as loss on induced conversion of convertible debt in the accompanying Condensed Consolidated Statements of Operations. See Note 5, above, for further discussion.

Issuance of shares to defer monthly contingent payment of convertible note

In August 2019, the Company issued an aggregate of 30,894 shares of the Company’s common stock, valued at approximately $31,000, to holders of the 2018 Debentures to defer a monthly contingent payment that became due. The estimated fair market value of the shares issued was recognized within interest expense in the accompanying Condensed Consolidated Statements of Operations.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 9 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at August 31, 2019 and the changes during the period then ended:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at November 30, 2018	4,984,058	$3.48	3.51	$250,000
Issued	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding at August 31, 2019	4,984,058	$3.48	2.76	$-
Exercisable at August 31, 2019	4,921,558	$3.49	2.75	$-

Fair value of all outstanding warrants issued to non-employees for services was calculated with the following key inputs:

For the nine months ended August 31,
2018
Stock price	$2.14 - $3.61
Term (years)	3.0 – 5.0
Volatility	123.00% - 128.49%
Risk-free rate	2.47% - 2.78%
Dividend yield	0.00%

There were no warrants issued for the nine months ended August 31, 2019.

Options issued for services

The following represents a summary of all outstanding options to purchase the Company’s common stock at August 31, 2019 and the changes during the period then ended:

	Options	Weighted Average Exercise Price	Weightd Average Remaining Contractual Life (years)	Intrinsic Value
Outstanding at November 30, 2018	900,000	$3.68	3.99	$-
Issued	300,000	$1.53	4.75	$-
Outstanding at August 31, 2019	1,200,000	$3.15	3.62	$-
Exercisable at August 31, 2019	1,050,000	$3.38	3.46	$-

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Fair value of options issued in the nine-month period ended August 31, 2018 was calculated with the following key inputs. No options were granted in the nine-month period ended August 31, 2019.

	For the nine months ended August 31,
	2019	2018
Exercise price	$1.53	$3.00 - $3.61
Expected term (years)	5.0	5.0
Volatility	98.75%	128.00% - 130.00%
Risk-free rate	2.03%	2.52% - 2.71%
Dividend yield	0.00%	0.00%

Stock-based Compensation

Stock-based compensation expense is classified within general and administrative expenses as a result of the shares, outstanding warrants and options issued to consultants and employees and included in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended August 31,		For the nine months ended August 31,
	2019	2018	2019	2018
Stock-based compensation expense	183,000	946,000	463,000	1,500,000

As of August 31, 2019, the estimated unrecognized stock-based compensation associate with these agreements is approximately $136,000 and will be fully recognized over the next five months.

Note 10 – Subsequent events

Research Collaboration

On September 5, 2019, the Company entered into a research collaboration and master services agreement (the “Agreement”) with Chemveda Life Sciences India Private Limited (“Chemveda”), a contract research and manufacturing services company. The Company and Chemveda have been engaged in a collaborative joint research program since February 2017. Under the Agreement, the Company will continue the collaborative joint research program with Chemveda regarding the synthesis of Uttroside B, isolated from the leaves of Solanum nigrum, and any of its analogues for use in the clinical trials and treatment of Hepatocellular Carcinomas and any other targets and therapeutic areas (the “Program”). The term of the Agreement is for up to two years from execution.

Under the Agreement and depending upon reaching certain milestones, the Company have agreed to pay Chemveda total compensation of up to $660,000, $360,000 of which will be payable in cash and $300,000 of which will be payable in stock. To date, the Company have paid Chemveda $210,000 in cash compensation under the Agreement and have made no compensation payments in stock. The Company have also agreed to pay royalties (capped at a total amount) to Chemveda based on net sales of any and all drug product(s) resulting from the collaboration, being developed by us.

Subject to the terms of the Agreement, Chemveda shall have the first right of refusal and, if exercised, the exclusive right to manufacture any products developed as a result of the Program for precommercial and commercial production.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Securities Purchase Agreements

In September 2019, the Company executed securities purchase agreements with various investors to purchase units, each unit consisting of (i) one share of common stock and (ii) one and one half (1.5) warrants to purchase a share of common stock, at $0.86, which is 110% of the closing price of the Company’s common stock as listed on OTCQB on September 18, 2019, raising approximately $208,000 in cash.

In October 2019, the Company issued 148,261 units (with each unit consisting of one share of common stock and 1.5 warrants to purchase a share of common stock) to the Company’s legal counsel in exchange for $91,922 of services provided. The Company’s Chief Legal Officer and a Director is the Managing Partner at the law firm where these services were provided.

Amendment to 2018 Debentures

On September 23, 2019, the Company and holder of the 2018 Debentures entered into an amendment agreement to the securities purchase agreement for the 2018 Debentures, pursuant to which, the conversion price of the 2018 Debentures was reduced to the lower of (i) $1.00, (ii) 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the 2018 Debentures, the conversion price may never be less than $0.50, or (iii) a price agreed to by us and the investor. Additionally, the maturity date of the 2018 Debentures was extended to September 21, 2020.

On September 23 and October 7, 2019, holders of the 2018 Debentures converted an aggregate of $531,992 of principal and accrued interest outstanding under the revised conversion terms and received an aggregate of 1,163,204 shares of the Company’s common stock. Had the holders converted $531,992 of principal and accrued interest under the previously existing conversion terms, the holders would have received 265,996 shares of the Company’s common stock. The additional 897,208 shares received upon conversion had an aggregate fair value of $589,223.

Settlement Agreement

As described in Note 6, above, the Company commenced litigation against BNI and parties related to BNI in the Supreme Court of New York, New York County o December 28, 2018. On September 23, 2019, the Company entered into a settlement agreement with BNI and parties related to BNI. Pursuant to the terms of the settlement agreement, the Company settled its dispute with BNI and all parties to the litigation dismissed their claims in exchange for entering into a Second Amendment to the License Agreement (entered into on September 23, 2019) pursuant to which:

•	BNI agreed to immediately transfer and/or assign to the Company all intellectual property, patents and products that is owned by BNI that is related to Strontium-Chloride 89;
•	The Company agreed to issue BNI 50,000 shares of its common stock upon the entry into the settlement agreement and 100,000 shares of its common stock upon the approval of the U.S. Food and Drug Administration (“FDA”) approval of BNI’s Prior Approval Supplements filing
•	The Company agreed to make a cash payment to BNI of $25,000
•	The Company agreed to an on-going royalty payment of 3% on all gross profits derived by the Company from the sale of Strontium-Chloride 89 and MetastronTM; and
•	The Company agreed to assume fees and expenses related to (i) all outstanding CMO fees owed by BNI to IsoTherapeutics relating to Strontium-Chloride 89 (approximately $67,000), (ii) all outstanding fees owed by BNI to the FDA relating to Strontium-Chloride 89 (approximately $208,000) and (iii) related fees for the development and approval of Strontium-Chloride 89 following the date of the settlement agreement.

The agreement to (i) make a cash payment of $25,000 to BNI, (ii) pay all outstanding CMO fees owed by BNI to IsoTherapeutics relating to Strontium-Chloride 89 (approximately $67,000), and (iii) issue to BNI 50,000 shares of the Company’s common stock are recognizable subsequent events with an aggregate fair value of approximately $125,000. All other portions of the settlement agreement are not recognizable subsequent events. As of August 31, 2019, the Company had recognized $125,000 in accrued expenses related to this matter. The agreement to assume fees owed by BNI to the FDA relating to Strontium-Chloride 89 is not a recognizable subsequent event as of August 31, 2019, as the fee is contingent as of the settlement agreement date and payment of the fee by the Company is not probable as of the settlement agreement date.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Repricing of Existing Warrants

On September 24, 2019, the Company reduced the exercise price of 950,000 options and warrants previously issued to Denis Corin for services as a director and for services as an officer to $1.25 per share and reduced the exercise price of 1,250,000 options and warrants previously issued to William Rosenstadt for services as a director and for services as an offer to $1.25 per share. On September 24, 2019, the Company reduced the exercise price of 360,000 options and warrants previously issued to Ari Jatwes for services as a consultant to $1.25 per share and reduced the exercise price of 50,000 warrants previously issued to Rick Panicucci for services as a director to $1.25 per share.

Distribution Agreement

On October 3, 2019, the Company entered into an exclusive distribution agreement for Strontium-89/Metastron™ with Jubilant Radiopharma for the U.S. market. Jubilant Radiopharma is an industry leading pharmaceutical company specializing in nuclear medicine focused on developing, manufacturing, commercializing and distributing high quality and sustainable diagnostic and therapeutic agents on a global scale.

Issuance of Debentures

On October 11, 2019, the Company entered into a securities purchase agreement with an accredited investor to place convertible debentures with a maturity date of eighteen months after the issuance thereof in the aggregate principal amount of up to $750,000 (the “Transaction”), provided that in case of an event of default, the debentures may become at the holder’s election immediately due and payable. The initial closing of the Transaction occurred on October 11, 2019 when the Company issued a debenture for $500,000. The second closing is scheduled for within thirty days of October 11, 2109 provided that the holder has converted a minimum of $250,000 of a different convertible debenture previously issued to the holder. The debentures bear interest at the rate of 5.5% per annum. In addition, the Company must pay to the holder a fee equal to 2.5% of the amount of the debentures.

The holder may convert a debenture in its sole discretion at any time on or prior to maturity at the lower of $1.00 or 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the debenture, the conversion price may never be less than $0.50. The holder may not convert any portion of a debenture if such conversion would result in the holder beneficially owning more than 4.99% of our then issued and common stock, provided that such limitation may be waived by the holder with 65 days’ notice.

Any time after the six-month anniversary of the issuance of a debenture that the daily VWAP is less than $0.50 for a period of twenty consecutive trading days (the “Triggering Date”) and only for so long as such conditions exist after a Triggering Date as that term is defined in the Transaction documents, the Company shall make monthly payments beginning on the last calendar day of the month when the Triggering Date occurred. Each monthly payment shall be in an amount equal to the sum of (i) the principal amount outstanding as of the Triggering Date divided by the number of such monthly payments until maturity, (ii) a redemption premium of 20% in respect of such principal amount and (iii) accrued and unpaid interest hereunder as of each payment date. The Company may, no more than twice, obtain a thirty-day deferral of a monthly payment due as a result of a Triggering Date through the payment of a deferral fee in the amount equal to 10% of the total amount of such monthly payment. Each deferral payment may be paid by the issuance of such number of shares as is equal to the applicable deferral payment divided by a price per share equal to 93% of the average of the four lowest daily VWAPs during the 10 consecutive Trading Days immediately preceding the due date in respect of such monthly payment being deferred, provided that such shares issued will be immediately freely tradable shares in the hands of the holder.

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

Recent Developments

Metastron™ and Strontium-89 Chloride USP Injection

We have been working hard to commercialize both our Strontium-89 products. We have settled our litigation with BioNucleonics Inc. and now have outright ownership of the generic Strontium-89 Chloride drug, which is FDA approved. We also own Metastron™, the branded drug, purchased from GE Healthcare in November of 2018. As a result, we now control significant market share for this injectable non-opioid metastatic cancer palliation drug in North America and much of the world.

The FDA approval of our contract manufacturer IsoTherapeutics to produce a commercial drug product is one of several milestone catalysts we expect to positively impact our business over the next few months. As we have reported, we believe that we are in the final stage of the approval process, having completed a prior approval inspection and having made and submitted all the required changes to the regulator. Our Strontium-89 products are our lead revenue opportunities and an important step for both Q BioMed and the many patients that will benefit from finally having access to the non-opioid palliation treatments. Once the FDA approves IsoTherapeutics Group to manufacture product, this radiopharmaceutical is well positioned to generate revenues almost immediately.

Although the commercial manufacturing approval process has taken longer than anticipated, we are now confident in the timing around the commercial launch.

In anticipation of the approval, we have proactively on-boarded our commercial team tasked with infrastructure set-up, including: medical information and pharmacovigilance, government contracting, marketing, contract sales and telesales. We have announced a distribution partnership with Julibilant Radiopharma who have all the capabilities we require to access the US market, including warehousing/inventory management, invoicing and customer service/ordering. It also has a sales team that calls on major providers, a national network of nuclear pharmacies in the U.S. and distribution and coverage throughout the U.S. We have completed a reimbursement landscape and set our pricing strategy. Our scientific platform is complete which is informing a creative advertising campaign to coincide with the commercial launch of our product. We are assembling a world class scientific advisory board specific to this product to assist in market access and phase 4 clinical trial planning.

Our Strontium-89 radiopharmaceutical drug addresses an underserved patient group in the cancer pain palliation market, but also has a significant opportunity to expand into a much larger market through our planned phase IV clinical trial designed to expand the label from a pain palliation to a cancer therapeutic. A similar radiopharmaceutical with a much narrower indication in metastatic disease, but with survival benefits (two months), was acquired by Bayer for $2.9 billion in 2013 and is expected to have sales exceeding $700 million this year.

The acquisition of Metastron has given Q BioMed access to a global market much sooner than expected and we continue to be extremely excited about its prospects to re-establish a deserved niche in the late stage cancer treatment landscape.

QBM001

There is currently no treatment for this 20,000 US and 250,000 worldwide subgroup of autistic children that are minimally verbal or non-verbal. We recently filed for Orphan Drug Designation with the FDA and look forward to working with the regulators on this application. We worked with 7 centers of excellence for autism to define a differential diagnosis for our targeted subgroup, and all are on board. We completed a biomarker study that allows us to better define which children should be included in our planned trial. The biomarker also provided insight into how to improve the dosing. We believe that a very targeted population with an improved, targeted dose, will allow our planned trials to be smaller and increases the likelihood of being successful. We have completed formulation of a slow release version of a drug candidate that is required for this clinical application. We believe that our target dose is effective and is safer than a non-formulated drug. We recently filed an orphan drug application and plan on filing an IND and believe the green light will allow us to commence a relatively short pivotal clinical trial of QBM-001 in 2020. We expect to see interim data within 6 months of the start of the trial. This would represent a significant catalyst in 2020 given the acute need for a therapy in this neglected pediatric patient population.

Uttroside-B

Over 40,000 liver cancer patients in the US are diagnosed every year, and the total diagnoses per year has increased by 3% each year over the last 15 years. Each patient has a life expectancy of less than four months. Our initial data from both animals and cell lines suggests that our developing molecule could be very effective - as much as 10 times more effective than current treatments. As a result, we intend to bring this product to a proof of concept trial. If demonstrated, we will actively seek partnerships in order to realize a return on our investment. We believe that we are the only entity to have successfully synthesized Uttroside B and have filed a patent for the synthesis. The synthesized product is now being tested for pre-clinical efficacy in comparison to the natural product.

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

While we continue advance all our assets, our key focus for both capital expense and time is on the commercialization of Strontium 89 Chloride USP Injection. This is a near-term revenue generator and we believe a significant catalyst and long-term value driver for us.

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

Unaudited Results of Operations for the three months ended August 31, 2019 and 2018:

	For the three months ended August 31,
	2019	2018
Operating expenses:
General and administrative expenses	$968,383	$1,996,391
Research and development expenses	786,600	989,140
Total operating expenses	1,754,983	2,985,531

Other expenses:
Interest expense	476,627	-
Change in fair value of embedded derivatives	118,000	-
Loss on induced conversion of debt	197,078	-
Total other expenses	791,705	-

Net loss	$(2,546,688)	$(2,985,531)

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to less professional and research & development fees incurred in connection with the license agreements with Mannin and Washington University.

Other expenses

During the three months ended August 31, 2019, interest expense increased to $477,000 from $0 in the prior year. Interest expense in the three months ended August 31, 2019 is comprised of approximately $389,000 accretion of debt discount, approximately $55,000 of accrued interest expense based on the coupon interest rate of the outstanding debt and approximately $32,000 of costs incurred to defer monthly payments of convertible notes. During the three months ended August 31, 2019, we recognized a loss of $118,000 resulting from the change in fair value of embedded contingent put options in convertible notes with a principal balance of $4 million. During the three months ended August 31, 2019, we recognized a loss of $197,000 resulting from the share settlement of deferral fee and additional shares issued beyond conversion terms for conversion of $200,000 principal and accrued interest of $93,726 on 2018 Debentures.

Net loss

In the three months ended August 31, 2019 and 2018, we incurred net losses of approximately $2.5 million and $3.0 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Unaudited Results of Operations for the nine months ended August 31, 2019 and 2018:

	For the nine months ended August 31,
	2019	2018
Operating expenses:
General and administrative expenses	$3,406,853	$4,547,761
Research and development expenses	2,672,715	2,624,753
Total operating expenses	6,079,568	7,172,514

Other expenses:
Interest expense	1,137,271	-
Change in fair value of embedded derivatives	396,000	-
Loss on induced conversion of debt	197,078	-
Total other expenses	1,730,349	-

Net loss	$(7,809,917)	$(7,172,514)

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to less professional and research & development fees incurred in connection with the license agreements with Mannin and Washington University.

Other expenses

During the nine months ended August 31, 2019, interest expense increased to $1.1 million from $0 in the prior year. Interest expense in the nine months ended August 31, 2019 is comprised of approximately $907,000 accretion of debt discount, approximately $166,000 of accrued interest expense based on the coupon interest rate of the outstanding debt and approximately $64,000 of costs incurred to defer monthly payments of convertible notes. During the nine months ended August 31, 2019, we recognized a loss of $396,000 resulting from the change in fair value of embedded contingent put options in convertible notes with a principal balance of $4 million. During the nine months ended August 31, 2019, we recognized a loss of $197,000 resulting from the share settlement of deferral fee and additional shares issued beyond conversion terms for conversion of $200,000 principal and accrued interest of $93,726 on 2018 Debentures.

Net loss

In the nine months ended August 31, 2019 and 2018, we incurred net losses of approximately $7.8 million and $7.2 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of revenues and must cover our operating through debt and equity financings to allow us to continue as a going concern. We had approximately $302,000 in cash as of August 31, 2019.  Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the Nine Months Ended August 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(3,075,990)	$(4,983,182)
Financing activities	693,250	4,945,251
Net decrease in cash	$(2,382,740)	$(37,931)

Net cash used in operating activities was approximately $3.1 million for the nine months ended August 31, 2019 as compared to approximately $5.0 million for the nine months ended August 31, 2018.  The decrease in net cash used in operating activities relates to the net loss of approximately $7.8 million for the nine months ended August 31, 2019, partially offset by aggregate non-cash expenses of approximately $2.9 million and changes in operating assets and liabilities of approximately $1.8 million.  The net cash used in operating activities of approximately $5.0 million for the nine months ended August 31, 2018 results from the net loss of approximately $7.2 million, partially offset by aggregate non-cash expenses of approximately $2.0 million.

Net cash provided by financing activities was approximately $693,000 for the nine months ended August 31, 2019, resulting from proceeds from investor advances of $193,000 and proceeds received from issuance of 2019 Debenture of $500,000. Net cash provided by financing activities was approximately $4.9 million for the nine months ended August 31, 2018, resulting from proceeds received from the issuance of common stock and warrants of approximately $5.4 million, offset by offering costs of approximately $0.5 million.

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

We believe that we fulfilled the obligations under the agreement to exercise an option to acquire the BNI IP and notified BNI of such exercise, but BNI did not transfer the BNI IP to us. As a result, we commenced litigation to, among other actions, obtain all of the BNI IP. We also sought judgments against BNI and related parties for the misappropriation of funds, breach of contract, fraud and fraudulent inducement. In February 2019, such lawsuit was removed to the Federal court located in the Southern District of New York.

On September 23, 2019, we entered into a settlement agreement with BNI and parties related to BNI. Pursuant to the terms of the settlement agreement, we settled our dispute with BNI and all parties to the litigation dismissed their claims in exchange for entering into a Second Amendment to the License Agreement (entered into on September 23, 2019) pursuant to which:

•	BNI agreed to immediately transfer and/or assign to us all intellectual property, patents and products that is owned by BNI that is related to Strontium-Chloride 89;
•	We agreed to issue BNI 50,000 shares of our common stock upon the entry into the settlement agreement and 100,000 shares of our common stock upon the approval of the U.S. Food and Drug Administration (“FDA”) approval of BNI’s Prior Approval Supplements filing
•	We agreed to make a cash payment to BNI of $25,000
•	We agreed to an on-going royalty payment of 3% on all gross profits derived by us from the sale of Strontium-Chloride 89 and MetastronTM; and
•	We agreed to assume fees and expenses related to (i) all outstanding CMO fees owed by BNI to IsoTherapeutics relating to Strontium-Chloride 89 (approximately $67,000), (ii) all outstanding fees owed by BNI to the FDA relating to Strontium-Chloride 89 (approximately $208,000) and (iii) related fees for the development and approval of Strontium-Chloride 89 following the date of the settlement agreement.

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

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended August 31,		For the nine months ended August 31,
	2019	2018	2019	2018
Rent expense	$7,500	$7,500	$22,500	$23,000

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

On March 26, 2019, we entered into an amendment to the Patent and Technology License and Purchase Option Agreement that it initially entered into with Mannin Research Inc. on October 29, 2015 (the “Mannin Agreement”). Under such amendment, the term of the option granted under the Mannin Agreement was extended to October 29, 2021 in exchange for our issuing 100,000 shares to Mannin Research Inc. on April 9, 2019.

During the nine months ended August 31, 2019 and 2018, we incurred approximately $1.9 million and $1.7 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the three months ended August 31,		For the nine months ended August 31,
	2019	2018	2019	2018
Consulting and legal expenses	$78,000	$60,000	$270,000	$180,000

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

Under the agreement, once we funded up to $850,000 in cash, we could exercise the option to acquire the BNI IP at no additional charge. By our accounts, we provided BNI with over $950,000 in cash. We exercised our option to acquire the BNI IP, but BNI did not transfer the BNI IP to us. As a result, we commenced litigation to, among other actions, obtain all of the BNI IP. We also sought judgments against BNI and related parties for the misappropriation of funds, breach of contract, fraud and fraudulent inducement. In February 2019, such lawsuit was removed to the Federal court located in the Southern District of New York.

On September 23, 2019, we entered into a settlement agreement with BNI and parties related to BNI. Pursuant to the terms of the settlement agreement, we settled our dispute with BNI and all parties to the litigation dismissed their claims in exchange for entering into a Second Amendment to the License Agreement (entered into on September 23, 2019) pursuant to which:

•	BNI agreed to immediately transfer and/or assign to us all intellectual property, patents and products that is owned by BNI that is related to Strontium-Chloride 89;
•	We agreed to issue BNI 50,000 shares of our common stock upon the entry into the settlement agreement and 100,000 shares of our common stock upon the approval of the U.S. Food and Drug Administration (“FDA”) approval of BNI’s Prior Approval Supplements filing
•	We agreed to make a cash payment to BNI of $25,000
•	We agreed to an on-going royalty payment of 3% on all gross profits derived by us from the sale of Strontium-Chloride 89 and MetastronTM; and
•	We agreed to assume fees and expenses related to (i) all outstanding CMO fees owed by BNI to IsoTherapeutics relating to Strontium-Chloride 89 (approximately $67,000), (ii) all outstanding fees owed by BNI to the FDA relating to Strontium-Chloride 89 (approximately $208,000) and (iii) related fees for the development and approval of Strontium-Chloride 89 following the date of the settlement agreement.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2019, we issued our director Rick Panicucci 50,000 warrants exercisable for five years at an exercise price of $1.25 per warrant.

On September 24, 2019, we issued a consultant in exchange for services rendered 50,000 warrants exercisable for five years at an exercise price of $1.25 per warrant.

On September 24, 2019, we issued a consultant in exchange for services rendered 84,000 warrants exercisable for three years at an exercise price of $1.25 per warrant.

On September 24, 2019, we issued a consultant in exchange for services rendered and to be rendered 100,000 warrants exercisable for five years to a consult at an exercise price of $1.25 per warrant. Such warrants vest in equal portions each quarter.

In September 2019, we entered into a series of related Securities Purchase Agreements with seven investors for a total of $208,250. Pursuant to the terms of the investment, such investors received 335,887 shares of our common stock and 503,831 warrants to purchase shares of our common stock at an exercise price of $0.86.

On October 7, we issued 496,109 shares of common stock upon the conversion of $198,443.84 of principal and interest of a convertible note issued by us in September 2018.

In October 2019, we issued 148,261 units (with each unit consisting of one share of common stock and 1.5 warrants to purchase a share of common stock) to our legal counsel in exchange for $91,922 of services provided. Our Chief Legal Officer and a Director is the Managing Partner at the law firm where these services were provided.

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

Q BIOMED INC.

Dated: October 15, 2019	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer

