Form 10-K
period 2019-11-30
Q BioMed Inc.
filed 2020-02-28
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File Number: 000-55535

Q BIOMED INC.

(Exact name of registrant specified in its charter)

Nevada	46-4013793
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Ortoli Rosenstadt LLP

366 Madison Avenue, 3rd Floor

New York, NY 10017

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (212) 588-0022

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
None	N/A	None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold:  $17,728,318 as of May 31, 2019.

As of February 25, 2020, there were 20,835,625 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

FORM 10-K

For the fiscal year ended November 30, 2019

PART I

ITEM 1. BUSINESS

We are a commercial stage biotechnology acceleration and development company focused on acquiring and in-licensing pre-clinical, clinical-stage and approved life sciences therapeutic products. Currently, we have a portfolio of five therapeutic products, including two FDA approved radiopharmaceuticals for metastatic cancer bone pain (Strontium-89 and MetastronTM) and three development stage products: QBM-001 for rare pediatric non-verbal autism spectrum disorder, Uttroside-B for liver cancer, and MAN 01 for glaucoma. Our licensed MAN platform has several potential therapeutics in development in various indications, including vascular and infectious diseases. The infectious diseases we may ultimately treat include influenza, Coronavirus, Ebola and others. We aim to maximize risk-adjusted returns by focusing on multiple assets throughout the discovery and development cycle. We expect to benefit from early positioning in illiquid and/or less well known privately-held assets, thereby enabling us to capitalize on valuation growth as these assets move forward in their development.

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

In 2020, we plan to generate revenue from our Metastron and Strontium-89 products for pain palliation in bone metastases as well as explore commencing a therapeutic expansion post-marketing phase 4 trial for Strontium-89. We also intend to file investigational new drug applications, or INDs late in 2020 or early 2021, with the FDA for each of our Uttroside-B and MAN 01 assets for the treatment of liver cancer and glaucoma, respectively. We also intend to advance our QBM-001 asset to address a non-verbal learning disorder in autistic children.

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

General Information

We were incorporated in the State of Nevada on November 22, 2013 under the name ISMO Technology Solutions. On August 5, 2015, we recorded a stock-split effectuated in the form a stock dividend. The stock dividend was paid at a rate of 1.5 “new” shares for every one issued and outstanding share held. On June 1, 2015, our Board of Directors determined it was in the best interest of the Company to establish a base of operations in the biomedical industry. As a result, the Board of Directors approved a change in the Company’s name from “ISMO Tech Solutions, Inc.” to “Q BioMed Inc.”  Q BioMed Inc. established its business as a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies.

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

Our Drug Discovery Approach

We aim to acquire, or license and have assembled, a pipeline of multiple therapeutics in development stages ranging from early pre-clinical to commercial ready. Our model seeks to diversify risk by broadening the therapeutic areas we work in as well as providing multiple catalysts as we advance assets through the clinical and regulatory process.

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

Our Research and Development Activities

As a biomedical acceleration and development company, research and development is a core aspect of our business. In the fiscal years ended November 30, 2019 and 2018, we have incurred approximately $3.5 million and $3.2 million, respectively, on research and development activities.

Metastron™ and Strontium-89 Chloride USP Injection

We have branded and generic Strontium-89 products for bone cancer pain therapy.

Strontium-89 is an FDA approved drug for pain palliation in bone metastases, primarily from breast, prostate and lung cancers. It is Medicare and Healthcare insurance reimbursable. Strontium-89 is a pure beta emitting radiopharmaceutical. It is a chemical analog of calcium and for this reason, localizes in bone. Strontium-89 is preferentially absorbed at the site of active osteoblastic activity, delivering a targeted dose of radiation therapy into the tumor environment. This is the biochemical basis for its use in treating metastatic bone disease.

Strontium-89 shows prolonged retention in metastatic bone lesions with a biological half-life of over 50 days, remaining up to 100 days after injection of the radiopharmaceutical, whereas the half-life in normal bone tissue is approximately 14 days. Strontium-89 has been shown to decrease pain in patients with osteoblastic metastases resulting from prostate cancer. When Strontium-89 Chloride is used, pain palliation occurs in up to 80% of patients within 2 to 3 weeks after administration and lasts from 3 to 12 months with an average of about 6 months.

There are an estimated 10 million patients around the world afflicted with metastatic cancer in the bone causing pain. In the United States alone, of the estimated 450,000 individuals newly diagnosed with either breast or prostate cancer, one in three will develop bone metastases, a common cause of pain in cancer patients. These figures are expected to increase as the potential patient population ages and as better primary treatments contribute to patients living longer with metastatic disease. There are over 500,000 External Bean Radiation Therapy (EBRT) treatments annually for painful metastatic cancer bone disease. We believe this group of patients would benefit from our therapy as an additional treatment that would address the micro-tumors that EBRT does not.

Strontium-89 is a non-opioid drug for the treatment of debilitating metastatic cancer pain in the bone. We believe there is a significant opportunity to market this effective drug as practitioners and caregivers are being encouraged to reexamine their use of opiates for treating patients in pain. Additional therapeutic indications for Strontium-89 are possible, and we intend to pursue those in 2020, hopefully resulting in entry into a multi-billion dollar therapeutic area in a few years.

Our Strontium-89 radiopharmaceutical drug addresses an underserved patient group in the cancer pain palliation market, but also has a significant opportunity to expand into a much larger market through a planned phase IV study designed to expand the label from a pain palliation to a cancer therapeutic.

Our Generic Strontium-89 Product

On May 30, 2016, we entered into a Patent and Technology License and Purchase Option Agreement with BNI, which agreement was amended on September 6, 2016, whereby we were granted a worldwide, exclusive license on certain BNI intellectual property and the option to acquire the BNI IP within three years of the BNI.

The BNI IP consists of generic Strontium Chloride SR89 (Generic Metastron®) and all of BNI’s intellectual property relating to it. Currently, SR89 is a radiopharmaceutical therapeutic for cancer bone pain therapy. We plan on exploring options to broaden the technology platform in scope to uses beyond metastatic cancer bone pain. In exchange for the consideration, we agreed, upon reaching various milestones, to issue to BNI an aggregate of 110,000 shares of common stock that are subject to restriction from trading until commercialization of the product and subsequent leak-out conditions Once we funded up to $850,000 in cash, we were allowed to exercise the option to acquire the BNI IP at no additional charge.

Prior to November 30, 2018, we believed that we had paid BNI all amounts required to exercise the option to acquire the asset. We exercised our option to acquire the BNI IP, but BNI did not transfer the BNI IP to us. As a result, on December 28, 2018, we commenced litigation against BioNucleonics, Inc. (“BNI”) and parties related to BNI in the Supreme Court of New York, New York County.

On September 23, 2019, we entered into a settlement agreement with BNI and parties related to BNI. Pursuant to the terms of the Settlement Agreement, we settled our dispute with BNI and all parties to the litigation dismissed their claims in exchange for entering into a Second Amendment to the License Agreement (entered into on September 23, 2019) pursuant to which:

●	BNI agreed to immediately transfer and/or assign to us all intellectual property, patents and products that is owned by BNI that is related to Strontium-Chloride 89;

●	We agreed to issue BNI 50,000 shares of our common stock upon the entry into the settlement agreement and 100,000 shares of our common stock upon the approval of the U.S. Food and Drug Administration (“FDA”) approval of BNI’s Prior Approval Supplement (PAS) filing

●	We agreed to make a cash payment to BNI of $25,000;

●	We agreed to an on-going royalty payment of 3% on all gross profits derived by us from the sale of Strontium-Chloride 89 and MetastronTM; and

●	We agreed to assume fees and expenses related to (i) all outstanding CMO fees owed by BNI to IsoTherapeutics relating to Strontium-Chloride 89 (approximately $67,000), (ii) all outstanding fees owed by BNI to the FDA relating to Strontium-Chloride 89 (approximately $208,000) and (iii) related fees for the development and approval of Strontium-Chloride 89 following the date of the Settlement Agreement.

Metastron, Our Branded Strontium-89 Product

We acquired our branded Strontium-89 product, Metastron®, from GE Healthcare Limited (“GE”) on November 23, 2018 pursuant to an Asset Sale Agreement (“ASA”). Metastron® is an FDA approved radiopharmaceutical drug that GE had sold for over 20 years. Under the ASA, we also acquired all related intellectual property including, but not limited to sales and distribution data, market authorizations and trademarks for Metastron® in various countries. We acquired these assets in exchange for an upfront payment of $500,000, a one-time milestone payment based on future sales, and royalty payments based on future sales. We did not acquire any workforce, manufacturing, inventory, sales agreements, or distribution agreements associated with Metastron®. Our first commercial sale of Metastron™ will occur only after the appropriate regulatory filings required by the jurisdictions in which it is to be sold.

Recent Developments

On November 14, 2019, the Department of Health and Human Services notified us that our supplemental abbreviated new drug application for a new drug product manufacturing site, IsoTherapeutics Group, LLC, has been approved. IsoTherapeutics is now cleared to manufacture our FDA approved non-opioid cancer bone pain drug Strontium-89 Chloride USP.

In anticipation of production, we have on-boarded our commercial team tasked with infrastructure set-up, including medical information and pharmacovigilance, government contracting, marketing, contract sales and telesales. We have announced a distribution partnership with Julibilant Radiopharma who have the capabilities to access the US market, including warehousing/inventory management, invoicing and customer service/ordering. It also has a sales team that calls on major providers, a national network of U.S. nuclear pharmacies and distribution and coverage throughout the United States. We have completed a reimbursement landscape and set our pricing strategy. Our scientific platform is complete which is informing a creative advertising campaign to coincide with the commercial launch of our product. We are assembling a scientific advisory board specific to this product to assist in market access and phase 4 clinical trial planning.

Mannin Intellectual Property

On October 29, 2015, we entered into a Patent and Technology License and Purchase Option Agreement, as amended in April 2019, with Mannin whereby we were granted a worldwide, exclusive license on, and option to acquire, certain Mannin intellectual property, or IP, within a four-year term.

The Mannin IP is initially focused on developing a first-in-class eye drop treatment for glaucoma. The technology platform may be expanded in scope beyond ophthalmological uses and may include cystic kidney disease, cardiovascular diseases and infectious disease. This platform technology has application in many disease states that result in ‘leaky’ vessels and the inefficient flow of fluids, like the recent Coronavirus outbreak. Pursuant to the exclusive license from Mannin, we may purchase the Mannin IP within six years of entry into the agreement in exchange for investing a minimum of $4,000,000 into the development of the Mannin IP. Through November 30, 2019, we have funded an aggregate of $6,231,500 to Mannin under the Exclusive License. The purchase price for the Mannin IP is $30,000,000 less the amount of cash paid by us for development and the value of the common stock issued to the vendor. We can make this all or part of this payment in stock, provided that such stock does not represent 15% or more of our issued and outstanding common stock.

In the event that: (i) we do not exercise the option to purchase the Mannin IP; (ii) we fail to invest the $4,000,000 within six years from the date of the exclusive license; or (iii) we fail to make a diligent, good faith and commercially reasonable effort to progress the Mannin IP, all Mannin IP shall revert back to Mannin and we shall be granted the right to collect twice the monies invested through that date of reversion by way of a royalty along with other consideration which may be perpetual.

On March 26,2019, we extended the option period of the initial agreement that was entered into on October 29,2015. The extension period was extended to October ,29,2021 and 100,000 shares was issued in exchange for the extension.

MAN 01 – New Vascular Therapeutics including Primary Open Angle Glaucoma

Mannin is developing a unique set of therapeutics that target a variety of vascular diseases. Its lead program - MAN-01 for glaucoma, is based on a research platform that targets the activation of the Angiopoietin-Tie2 signaling pathway. While Mannin is not generating a vaccine against infectious diseases, it is developing a new drug that may increase the survival rate of patients by reducing the severity of disease through enhancement of host-directed therapeutic response.

Our lead indication is for a first-in-class therapeutic eye-drop for the treatment of Primary Open Angle Glaucoma.

We are developing a first-in-class drug targeting the Schlemm's canal and its role in regulating interocular eye pressure, one of the leading causes of glaucoma. No other glaucoma company is targeting the Schlemm's canal, the main drainage pathway in the eye. This unique vessel is responsible for 70-90% of the fluid drainage in the eye. The MAN 01 drug is currently in the lead optimization stage of its pre-clinical testing. We have also partnered with expert formulation and drug delivery specialists to assist in the final formulation of the novel eye drop treatment. Supported by a recent $7.5 million grant awarded to Mannin in Germany, we aim to initiate IND enabling studies in 2020 and file an IND in late 2020 or early 2021, to be flowed by a short phase 1 clinical trial lasting approximately 3 months.

A deep pipeline of novel therapeutics is being developed from this research platform, which would treat a spectrum of vascular diseases including Cystic Kidney Disease, cardiovascular disease and infectious diseases, like coronavirus. We expect to advance these efforts in 2020.

Mannin recently submitted a grant application to the U.S. National Institutes of Health for Small Business Technology Transfer Grant Applications for approximately US $200,000 for the MAN-11 biologic. The studies will be conducted at Northwestern University to investigate treatment of vascular leakage to treat sepsis and other infectious diseases. Mannin is also working with Canada’s National Research Council (NRC.CNRC) since December 2019 to support the development of the biologic. In September 2019, the German state of Saxony awarded Mannin an approximately US $7.7 million grant to advance the Mannin portfolio of vascular diseases, including development of the biologic.

GDF15 - A Novel Biomarker for the detection and measurement of Glaucoma

On March 9, 2019, the Company entered into an Exclusive License Agreement with Washington University for license of a diagnostic marker for determining the severity of glaucoma using the expression levels of Growth Differentiation Factor (“GDF”). In parallel, we and Mannin Research are working with the Biointerfaces Institute at McMaster University in Ontario, Canada to develop a GDF15 biomarker diagnostic kit for monitoring glaucoma severity and progression. Determining the severity of glaucoma using this biomarker will aid in treatment decisions for patients diagnosed with, and being treated for, glaucoma.

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

ASD-002

On April 21, 2017, we entered into a License Agreement on Patent & Know-How Technology with ASDERA whereby we were granted a worldwide, exclusive, license on certain ASDERA intellectual property, which was previously referred to as ASD-002 in our pipeline, and was intended to treat Disruption of Active Language Development (DALD) in toddlers developing Autism Spectrum Disorders. Under that agreement, we paid ASDERA $50,000 and issued 125,000 shares of our common stock. On November 27, 2019, we notified ASDERA that we considered the Agreement to have been rescinded retroactively as of April 21, 2017. As a result of such rescission, we believe that we have no continuing material obligations to ASDERA. However, we will continue to develop unique technologies for the benefit of underserved patient populations.

QBM-001

Among the more than 60,000 US children who develop autism spectrum disorders, or ASD, every year, approximately 20,000 become nonverbal and will have to rely on assisted living for the rest of their lives. In parallel to ASD-002, we have been developing a product, QBM-001, intended to treat the rare condition - pediatric minimally verbal autism. Many of the children who miss this potential treatment window between the age of 2 and 5 years old, may become non-verbal for the rest of their lives. Currently, there is no treatment for this rare disorder.

QBM-001 is not intended to treat other ASDs or to be used beyond the specific group and the estimated treatment window. The “treatment window” results from independent research that revealed a decreased density in the cortex region of the brain in minimally verbal children with autism, who were 7 years of age. A biomarker study performed by us has directed us to conclude that QBM-001 cannot be used for other autistic groups. The study analyzed over 2000 known autistic markers and found two distinct biomarkers for children with pediatric minimally verbal autism. The biomarkers did not overlap with the high functioning group of autistic children, nor the intermediate group, which struggles with, but develops limited language. The biomarkers gave us insight into what was wrong with the children and has given us unique insight on how to ameliorate their condition with the goal of helping them develop the ability to speak.

The biomarker study also led us to evaluate and identify a rat model that contains the biomarkers and is thus a good model to test QBM-001. In addition, we have access to cell lines from deceased children who had pediatric minimally verbal autism. QBM-001 consists of a combination of products that target different mechanisms of action. Having the cell lines and rat model available to us provides us with an excellent preclinical path to validate the safety and efficacy of QBM-001.

We recently filed an orphan drug application for our QBM potential drug candidate and plan on filing an IND QBM-001 in 2021.

QBM-001 - Addressing Rare Pediatric Minimally Verbal Autism

Causes of non-verbal learning disorder have been linked to several complications that range from a specific mutated gene as with Fragile X Syndrome, Rett Syndrome, Phelan McDermid Syndrome or autoimmunity, where the body’s immune system is attacking parts of the brain. Trauma, microbial infections and environmental factors have also been linked to non-verbal learning disorder. Ongoing research is helping to further explain the root cause of why children become non-verbal or minimally verbal.

Cognitive intervention is the only form for treatment that has shown to help improve speech capability and social interaction in autistic children, however, with minimal benefit with children with pediatric minimally verbal autism. As intervention does not lead to speech progression, being minimally verbal carries a lifetime burden of over $5 million per person for cost of care. This is further compounded by additional expenses during the lifespan of the person due to loss in productivity in addition to severe emotional strain for the child and the parents.

As there are no treatment options for these patients, we believe there is a significant economic opportunity to bring a drug to market in this indication. The active ingredients in our compound are well known and have been approved by worldwide regulators for many years. Using a novel delivery and formulation for the ingredients, we intend to advance this drug through the 505(b)2 pathway.

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

The initial cost to acquire the exclusive license for Uttroside was $10,000. In addition to royalties based upon net sales of the product candidate, if any, we are required to make additional payments upon the following milestones:

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

Subject to the terms of the exclusive license for Uttroside, we will be in control of the development and commercialization of the product candidate and are responsible for the costs of such development and commercialization.  We are obligated to undertake a good-faith commitment to (i) fund the pre-clinical trials and (ii) to initiate a Phase II clinical trial within six years of the date of the Agreement.  Failure to show a good-faith effort to meet those goals would mean that the exclusive license for Uttroside would revert to the licensors.

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

As it is not feasible to use the plant as the source for a drug, we successfully synthesized the molecule thereby creating an exact replica of the naturally occurring chemical compound. In a joint research program with India-based Chemveda Life Sciences in 2017, we initiated this very complex and challenging synthesis program. After 2 years, the exceptional chemists at Chemveda and our scientists, succeeded. The synthetic molecule has now been tested in comparison to the original plant molecule and the results confirm the same efficacy against the same liver cancer cell lines. This is a remarkable feat. We are now preparing to advance this into the pre-clinical program leading to an IND by the end of 2020 and a proof of concept clinical program in 2021.

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

We hold a license to all intellectual property related to each of (i) MAN 01, the drug candidate for the treatment of Primary Open Angle Glaucoma and all other potential therapeutics that may originate from the platform, (ii) QBM-001, the combination drug candidate related to a nonverbal disorder associated with autism, (iii) SR89, our generic Strontium-89 Chloride product candidate for metastatic cancer bone pain therapy, (iv) MetastronTM, our branded Strontium-89 Chloride product candidate for metastatic cancer bone pain therapy and (iv) the Uttroside-B platform.

We have applied for some patents in our own right. Most patents and applications are held in the licensors’ or inventors’ names and are assignable under license agreements to Q BioMed Inc.

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

Government Regulation

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive approval of a Biologics License Application (“BLA”) from the FDA. The process of obtaining BLA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition to the significant clinical testing requirements, our ability to obtain marketing approval for these products depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our product manufacturing processes, testing procedures or facilities (or those of third parties upon which we rely) are insufficient to justify approval. Approval policies or regulations may change, and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

Product Liability and Insurance

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and the eventual sale and use of any product candidates, and claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. While we have and intend to maintain product liability insurance relating to our clinical trials, our coverage may not be sufficient to cover claims that may be made against us and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications. We have product liability insurance in place at the time of product launch.

Employees

As of November 30, 2019, we had 1 employee and 9 management consultants.

Properties

We do not own any properties. We have leased office space in the Cayman Islands.

Legal Proceedings

On December 28, 2018, we commenced litigation against BioNucleonics, Inc. (“BNI”) and parties related to BNI in the Supreme Court of New York, New York County. The litigation stems from a license agreement (the “License Agreement”) that we entered into with BNI in 2016 and amended from time to time. Under the agreement with BNI, we were granted a worldwide, exclusive license on certain BNI intellectual property and the option to acquire the BNI IP within three years of the agreement. The BNI IP consists of generic Strontium Chloride SR89 (generic Metastron®) (“SR89”) and all of BNI’s intellectual property relating to it (“BNI IP”). SR89 is a radiopharmaceutical therapeutic for cancer bone pain therapy. BNI and parties related to BNI brought counterclaims against us for an alleged failure to pay amounts due under the License Agreement with BNI.

On September 23, 2019, we entered into a settlement agreement with BNI and parties related to BNI. Pursuant to the terms of the Settlement Agreement, we settled our dispute with BNI and all parties to the litigation dismissed their claims in exchange for entering into a Second Amendment to the License Agreement (entered into on September 23, 2019) pursuant to which:

●	BNI agreed to immediately transfer and/or assign to us all intellectual property, patents and products that is owned by BNI that is related to Strontium-Chloride 89;

●	We agreed to issue BNI 50,000 shares of our common stock upon the entry into the settlement agreement and 100,000 shares of our common stock upon the approval of the U.S. Food and Drug Administration (“FDA”) approval of BNI’s Prior Approval Supplements filing

●	We agreed to make a cash payment to BNI of $25,000;

●	We agreed to an on-going royalty payment of 3% on all gross profits derived by us from the sale of Strontium-Chloride 89 and MetastronTM; and

●	We agreed to assume fees and expenses related to (i) all outstanding CMO fees owed by BNI to IsoTherapeutics relating to Strontium-Chloride 89 (approximately $67,000), (ii) all outstanding fees owed by BNI to the FDA relating to Strontium-Chloride 89 (approximately $208,000) and (iii) related fees for the development and approval of Strontium-Chloride 89 following the date of the Settlement Agreement.

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

As of the date hereof, we have raised our operating funds through contacts, high net-worth individuals and strategic investors situated in the United States and Cayman Islands. We have not generated any revenue from operations since inception. We have limited assets upon which to commence our business operations and to rely otherwise.  At November 30, 2019, we had cash and cash equivalents of approximately $173,000.  On December 6, 2019 and January 15, 2020, we netted approximately $2 million from the registered sale of convertible notes. As such, we anticipate that we will have to raise additional funds within twelve months to continue operations. Additional funding will be needed to implement our business plan that includes various expenses such as fulfilling our obligations under licensing agreements, legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. If we are unable to raise sufficient funds, we will be forced to scale back or cease our operations.

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

Currently, two of our assets are based on intellectual property that we have licensed from third parties. Our business depends on:

●	our ability to continuously use the technology related to an eye drop treatment for glaucoma, our Mannin platform, that we have licensed from Mannin Research Inc. and

●	our ability to continuously use our intellectual property relating to a chemical compound derived from the plant Solanum Nigrum Linn, also known as Black Nightshade or Makoi, that we seek to use to create a chemotherapeutic agent against liver cancer, our Uttroside platform, and that we have licensed from the Rajiv Gandhi Centre for Biotechnology, an autonomous research institute under the Government of India, known as RGCB, and the Oklahoma Medical Research Foundation, or the OMRF.

If the licenses were to terminate, we would lose the ability to fully conduct our business pursuant to our plan of operations.  Our ability to pursue our business plan would then depend on finding alternative platforms to license and our non-licensed platforms (SR-89 and QBM-001).  We may not be able to find an attractive platform on a timely and cost effective basis, and even if we did, such platform might be inferior to the ones we currently have a license to use and may not be attractive to potential customers.

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

The Mannin platform, SR-89 platform, the QBM-001 platform and the Uttroside platform may potentially infringe other intellectual property rights. U.S. patent applications are generally confidential until the Patent and Trademark Office issues a patent. Therefore, we cannot evaluate the extent to which the licensed platform may infringe claims contained in pending patent applications. Further, without lengthy litigation, it is often not possible to determine definitively whether a claim of infringement is valid.  We may not be in a position to protect the intellectual property that we license as we are not the owners of that intellectual property and do not currently have the financial resources to engage in lengthy litigation.

Failure to maintain the license for, or to acquire, the intellectual property underlying any license or sublicense on which our plan of operations is based may force us to change our plan of operations.

We have to meet certain conditions to maintain the licenses for the intellectual property underlying the Mannin platform and the Uttroside platform and to acquire such intellectual property. Such conditions include payments of cash and shares of common stock, obtaining certain governmental approvals, initiating sales of products based on the intellectual property and other matters. We might not have the resources to meet these conditions and as a result may lose the licenses to the intellectual property that is vital to our business.

We lack an operating history and have not generated any revenues to date. If we cannot generate sufficient revenues to operate profitably, we may have to cease operations.

As we were incorporated on November 22, 2013 and more recently changed business direction, we do not have any operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to manufacture a product and to earn profit by attracting enough clients who will buy our products or services.  We have never had revenue from operations and have missed several expected dates by which we had anticipated to have revenues. If we generate revenues, we may never achieve profitability. Failure to generate revenues at a profitable level could eventually cause us to suspend, curtail or cease operations.

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

Additionally, our directors beneficially own approximately 26% of our common stock. Although it is possible for them to be outvoted by the remaining shareholders at a general or special meeting if the two directors voted together, the size of their shareholdings and the absence of any other person beneficially owning more than 10% of our common stock would make this a difficult undertaking.

Because the results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Pharmaceutical development has inherent risk. We will be required to demonstrate through well-controlled clinical trials for our product candidates for our Mannin platform, the QBM-001 platform and the Uttroside platform and any additional uses based on the SR-89 and Metastron platforms that our product candidates are effective with a favorable benefit-risk profile for use in their target indications before we can seek regulatory approvals for their commercial sale. Success in early clinical trials does not mean that later clinical trials will be successful as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. We also may need to conduct additional clinical trials that are not currently anticipated. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of drugs under development result in the submission of a New Drug Application or Biologics License Application, known as BLA, to the U.S. Food and Drug Administration and even fewer are approved for commercialization.

Any product candidates we advance into clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidate, Man-01, are subject to extensive regulation by the FDA in the United States and by comparable health authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive approval of a BLA from the FDA. The process of obtaining BLA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition to the significant clinical testing requirements, our ability to obtain marketing approval for these products depends on obtaining the final results of required non-clinical testing, including characterization of the manufactured components of our product candidates and validation of our manufacturing processes. The FDA may determine that our product manufacturing processes, testing procedures or facilities are insufficient to justify approval. Approval policies or regulations may change, and the FDA has substantial discretion in the pharmaceutical approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We intend to use, and do use, Mannin, RGCB, OMRF and CROs to conduct our planned clinical trials and will and do rely upon such CROs, as well as medical institutions, clinical investigators and consultants, to conduct our trials in accordance with our clinical protocols. Our CROs, investigators and other third parties will and do play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials.

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

If competitors introduce their own generic equivalent of our SR89 product candidates, our revenues and gross margin from such products could decline rapidly.

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent(s) for a brand name product or the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product often is able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for their own generic versions, that market share, and the price of that product, will typically decline depending on several factors, including the number of competitors, the price of the branded product and the pricing strategy of the new competitors. The number of our competitors producing a generic version equivalent to our SR89 product candidates could increase to such an extent that we may stop marketing our product for which we previously obtained approval, which would have a material adverse impact on our revenues, if we ever achieve revenues, and gross margin.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications for which there may be a greater likelihood of success.

Because we have limited financial and managerial resources, we will focus on a limited number of research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates for other indications for which there may be a greater likelihood of success or may prove to have greater commercial potential. Notwithstanding our investment to date and anticipated future expenditures on MAN 01 (Mannin), Uttroside-B (OMRF), QBM001 and SR-89, we have not yet developed, and may never successfully develop, any marketed treatments using these products other than the SR89 product candidates for which there is FDA approval. Research programs to identify new product candidates or pursue alternative indications for current product candidates require substantial technical, financial and human resources. Although we intend to, and do, support certain investigator-sponsored clinical trials of MAN 01, Uttroside-B, QBM001 evaluating various indications, as well as other uses of SR89, these activities may initially show promise in identifying potential product candidates or indications, yet fail to yield product candidates or indications for further clinical development.

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

We have not adopted a formal policy to separate or combine the positions of Chairman and Chief Executive Officer, both of which are currently held by Denis Corin who is also our acting principal financial officer.  In addition, our CEO and CLO also comprise the majority of our Board of Directors.  As such, there is no division of labor between our management and of our Board of Directors.  This structure exposes us to a number of risks, including a failure to maintain adequate internal controls, our failure to produce reliable financial reports and our failure to prevent and/or detect financial fraud.  Any such failures would adversely affect our financial condition and overall business operations.

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

Two of our assets may compete with each other and we will need to address how to proceed with each asset

Our Strontium Chloride 89 product from BNI is the generic version of our Metastron product that we acquired from GE Healthcare Limited. Having two products based on the same drug for the same bone cancer pain mediation therapy may prove to be redundant. We have not yet decided how to proceed with these assets if they prove to be redundant, but we may have to abandon one of the products or severely curtail our plans for its development. Any such abandonment or curtailment would reduce potential income from such product.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, as well as related to the manufacture and consumption of product candidates that we successfully commercialize. Claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. We maintain a $5 Million product liability policy. Such coverage may not be sufficient to cover claims that may be made against us and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

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

We also intend to rely on our ability to obtain and maintain a regulatory period of market exclusivity for any of our biologic product candidates that are successfully developed and approved for commercialization. Although this period in the United States is currently 12 years from the date of marketing approval, there is a risk that the U.S. Congress could amend laws to significantly shorten this exclusivity period. Once any regulatory period of exclusivity expires, depending on the status of our patent coverage and the nature of the product, we may not be able to prevent others from marketing products that are biosimilar to or interchangeable with our products, which would materially adversely affect us.

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

A large number of our shares may be sold without restriction in public markets. These include:

●	Approximately 13,503,668 of our outstanding shares of common stock recorded by our transfer agent as of February 25, 2020 as unrestricted and freely tradable;

●	shares of our common stock that are, or are eligible to be, unrestricted and free trading pursuant to Rule 144 or other exemptions from registration under the Securities Act that have not yet been recorded by our transfer agent as such;

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

As of the date hereof, we have outstanding vested and unvested options and warrants exercisable into 8.4 million shares of common stock. Additionally, we have approximately $3.9 million in outstanding convertible notes that are convertible into approximately 5.7 million shares using the floor price set out in such notes. The issuance of any shares of common stock pursuant to exercise of such options and warrants or the conversion of such notes would dilute your percentage ownership of our Company, and the issuance of any shares of common stock pursuant to exercise of such options and warrants or the conversion of such notes at a per share price below the offering price of shares being acquired in this offering which would dilute the net tangible value per share for such investor.

Our Board of Directors is authorized to sell additional shares of common stock, or securities convertible into shares of common stock, if in their discretion they determine that such action would be beneficial to us. Approximately 81% of our authorized shares of common stock and 100% of our shares of preferred stock are available for issuance.  Any such issuance would dilute the ownership interest of persons acquiring common stock in this offering, and any such issuance at a share price lower than then net tangible book value per share at the time an investor purchased its shares would dilute the net tangible value per share for such investor.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

On December 28, 2018, we commenced litigation against BioNucleonics, Inc. (“BNI”) and parties related to BNI in the Supreme Court of New York, New York County. The litigation stems from a license agreement (the “License Agreement”) that we entered into with BNI in 2016 and amended from time to time. Under the agreement with BNI, we were granted a worldwide, exclusive license on certain BNI intellectual property and the option to acquire the BNI IP within three years of the agreement. The BNI IP consists of generic Strontium Chloride SR89 (generic Metastron®) (“SR89”) and all of BNI’s intellectual property relating to it (“BNI IP”). SR89 is a radiopharmaceutical therapeutic for cancer bone pain therapy. BNI and parties related to BNI brought counterclaims against us for an alleged failure to pay amounts due under the License Agreement with BNI.

On September 23, 2019, we entered into a settlement agreement with BNI and parties related to BNI. Pursuant to the terms of the Settlement Agreement, we settled our dispute with BNI and all parties to the litigation dismissed their claims in exchange for entering into a Second Amendment to the License Agreement (entered into on September 23, 2019) pursuant to which:

●	BNI agreed to immediately transfer and/or assign to us all intellectual property, patents and products that is owned by BNI that is related to Strontium-Chloride 89;

●	We agreed to issue BNI 50,000 shares of our common stock upon the entry into the settlement agreement and 100,000 shares of our common stock upon the approval of the U.S. Food and Drug Administration (“FDA”) approval of BNI’s Prior Approval Supplements filing

●	We agreed to make a cash payment to BNI of $25,000;

●	We agreed to an on-going royalty payment of 3% on all gross profits derived by us from the sale of Strontium-Chloride 89 and MetastronTM; and

●	We agreed to assume fees and expenses related to (i) all outstanding CMO fees owed by BNI to IsoTherapeutics relating to Strontium-Chloride 89 (approximately $67,000), (ii) all outstanding fees owed by BNI to the FDA relating to Strontium-Chloride 89 (approximately $208,000) and (iii) related fees for the development and approval of Strontium-Chloride 89 following the date of the Settlement Agreement.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High Bid	Low Bid
Fiscal Year 2020
December 1, 2019 to February 25, 2020	$3.45	$2.41

Fiscal Year 2019
November 30, 2019	$2.38	$0.37
August 31, 2019	$1.64	$0.91
May 31, 2019	$2.29	$1.53
February 29, 2019	$2.43	$0.95

Fiscal Year 2018
November 30, 2018	$3.37	$1.71
August 31, 2018	$3.62	$1.67
May 31, 2018	$3.95	$2.82
February 29, 2018	$5.50	$2.73

Fiscal Year 2017
November 30, 2017	$5.90	$3.35
August 31, 2017	$5.10	$3.19
May 31, 2017	$7.90	$3.35
February 29, 2017	$12.61	$3.20

The last reported sales price for our shares on the OTCQB as of February 25, 2020, was $2.97 per share. As of February 25, 2020, we had approximately 54 shareholders of record and 6,160 round lot shareholders.

Holders

As of February 25, 2020, we had 20,835,625 shares of $0.001 par value common stock issued and outstanding.  Our Transfer Agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, Phone: (212) 828-8436.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On December 5, 2019, we issued 150,000 options to Ricardo Panicucci for his continued services as a director of our company. Each option is to purchase a share of our common stock for $1.50 per share. One-fifth of the options vested immediately and an additional fifth vests each quarter thereafter.

On December 31, 2019, the Company issued 204,653 shares of common stock to a note holder in exchange for the conversion of $204,653.15 of principal and interest on convertible notes.

The issuance of the Securities mentioned above qualified for the exemption from registration continued in section 4(a) of the Securities Act.

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

Overview

Q BioMed Inc. (or “the Company”) was incorporated in the State of Nevada on November 22, 2013 and is a commercial stage biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. We intend to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors.  We intend to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spin out.

Since the Company's inception, 4.5 years ago, we have been busy building significant value ranging from blockbuster potential drugs to imminent revenue producing opportunities. Our mission is to solve problems by accelerating the development of important therapies and availability of those therapies to patients.

Metastron™ and Strontium-89 Chloride USP Injection

We have been working hard to commercialize Strontium-89 for the non-opiate treatment of metastatic cancer bone pain. We have settled our litigation with BioNucleonics Inc. and now have outright ownership of the generic Strontium-89 Chloride drug, which is FDA approved. We also own Metastron™, the branded drug, purchased from GE Healthcare in November of 2018. As a result, we now control significant market share for this injectable non-opioid metastatic cancer palliation drug in North America and much of the world.

On November 14, 2019, the Department of Health and Human Services notified us that our supplemental abbreviated new drug application for a new drug product manufacturing site, IsoTherapeutics Group, LLC, has been approved. IsoTherapeutics is now cleared to manufacture our FDA approved non-opioid cancer bone pain drug Strontium-89 Chloride USP.

On February 13th we announced the launch of our FDA approved non-opioid drug Strontium-89 (Strontium Chloride Sr-89 Injection, USP) which has been shown to relieve the persistent pain associated with cancer that has metastasized to bone. In  several multicenter, placebo-controlled trials in cancer patients with persistent pain after external beam radiation therapy for bone metastases, pain relief occurred in more patients treated with a single injection of Strontium-89 than in patients treated with an injection of placebo*, with a greater percentage of patients experiencing pain scores of zero with no use of rescue opioid analgesics. Median duration of pain palliation has been shown to be 2 to 5 months. Strontium-89 can be redosed every 90 days.

An estimated 10 million people are living with this condition, and due to the opioid crisis, doctors and patients are looking for an alternative to treat metastatic cancer associated bone pain. Given that Strontium-89 can be administered every three months and proven effective in approximately 80% of the patients who received the drug, Q BioMed is hopeful that broad market reacceptance will be swift.

We have already received orders from clinics and hospitals. Through our distribution partner, Jubilant RadiopharmaTM, we have the capability to reach patients in all 50 states. Our contract manufacturing facility, which is FDA approved to manufacture Strontium-89, is manufacturing initial commercial-scale quantities, with the first set of doses to be shipped in February 2020. Manufacturing will reach full production quantities in March and patients should start to receive treatment from March onwards. Commercial and marketing activities, including conferences and sales, will commence concurrent with commercial availability. Strontium-89 is reimbursed by Medicare and most insurance companies.

This is a major milestone for Q BioMed. We are now a revenue generating entity. This was a goal we set for ourselves when we founded the company almost 5 years ago. The journey to producing a commercial drug has not been easy, but we are now there. It's a great achievement and a testament to all those who have helped get us to this point. We look forward to being able to help serve the unmet needs of the millions of patients suffering from debilitating pain associated with metastatic cancer in the bone. Years of well documented data prove that Strontium-89 benefits this patient population. We believe this drug has a very important role to play as clinicians move toward proven non-opioid therapeutics for pain palliation.

We plan to launch the drug in global markets including Europe in 2020. Q BioMed is also planning further research for Strontium-89 for potential label extension into therapeutic use for survival benefit in metastatic bone cancer through a Phase IV study.

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

The acquisition of Metastron and global demand for access to generic drugs and non-opioid therapies has given Q BioMed access to a global market much sooner than expected and we continue to be extremely excited about its prospects to re-establish a deserved niche in the late stage cancer treatment landscape.

QBM001

There is currently no treatment for this 20,000 US and 250,000 worldwide subgroup of autistic children that are born each year and become minimally verbal or non-verbal. We recently filed for Orphan Drug Designation with the FDA and look forward to working with the regulators on this application. We worked with 7 centers of excellence for autism to define a differential diagnosis for our targeted subgroup, and all are on board. We completed a biomarker study that allows us to better define which children should be included in our planned trial. The biomarker also provided insight into how to improve the dosing. We believe that a very targeted population with an improved, targeted dose, will allow our planned trials to be smaller and increase the likelihood of being successful. Having also identified an autism animal model with our biomarkers will also now accelerate our path to IND in 2021.

Uttroside-B

Over 40,000 liver cancer patients in the US are diagnosed every year, and the total diagnoses per year has increased by 3% each year over the last 15 years. Each patient has a life expectancy of less than four months. Our initial data from both animals and cell lines suggests that our developing molecule could be very effective - as much as 10 times more effective than current treatments. As a result, we intend to bring this product to a proof of concept trial. If demonstrated, we will actively seek partnerships in order to realize a return on our investment. We believe that we are the only entity to have successfully synthesized Uttroside B and have filed a patent for the synthesis. The synthesized product is now being tested and has shown exact comparison to the natural product in the same liver cancer cell lines.

MAN-01 and GDF15

There are over 60 million patients worldwide with Primary Open-Angle Glaucoma. MAN-01 aims to reduce the pressure build-up in the eye by assisting with, and correcting, drainage problems in tiny vessels in the eye called the Schlemm’s Canal. MAN-01 is being designed to target these unique and extremely important vessels, as over 70% of all fluid in the eye flows through the Schlemm’s Canal. Currently, the MAN-01 program is finalizing its preclinical lead candidate optimization by completing a series of ophthalmic in vivo studies to demonstrate efficacy. After successful completion of the in vivo studies, Mannin Research will begin preparing for preclinical toxicology and filing of its IND. Our research shows that the drug’s mechanism of action may ameliorate vessel damage in several other diseases such as: kidney disease, cardiovascular disease, and against infectious diseases, such as influenza and the current corona virus outbreak. We believe these programs comprise a multi-disease platform technology that has several valuable applications. Adding the GDF15 biomarker to our portfolio is a significant step to securing a unique product offering that put precision medicine and patient specific treatment in the hands of clinicians. GDF15 is a companion diagnostic marker to the MAN-01 drug for determining the severity of glaucoma using the expression levels of Growth Differentiation Factor 15 (GDF15). Determining the severity of glaucoma using this biomarker will aid in treatment decisions for patients diagnosed with, and being treated for, glaucoma. Recent buyouts in the Biotechnology space has us believing that large pharma companies could be looking for valuable assets like this with multiple downlines because of expiring patient protection on current drugs. Our collaborators at the Washington University in St. Louis are currently examining the effectiveness of GDF15 as a clinical biomarker in a clinical trial. In parallel, Q BioMed and Mannin Research are working with the Biointerfaces Institute at McMaster University in Ontario, Canada to develop a GDF15 biomarker diagnostic kit for monitoring glaucoma severity and progression. The aim is to develop a simple integrated diagnostic test that can be performed at a physician’s office with no external, expensive equipment.

The MAN Platform for other indications:

Mannin presented positive data on a potential new treatment for acute kidney injury (AKI) at the American Society for Nephrology 2019 Annual Meeting on November 7 in Washington DC.

The data presented demonstrates the Ang-Tie2 signaling pathway as a promising therapeutic target for renal protection from acute kidney injury following ischemic reperfusion. Ischemia–reperfusion (IR) injury to the kidney occurs in a range of clinically important scenarios including hypotension, sepsis and in surgical procedures such as cardiac bypass surgery and kidney transplantation, leading to AKI. In-hospital mortality for patients with AKI has recently been estimated to be between 20 and 25% and mortality rates in excess of 50% have been reported in critically ill patients with AKI requiring dialysis. For those patients who survive, complications include chronic kidney disease (CKD) and end-stage renal disease (ESRD); cardiovascular events, and reduced quality of life.  In the United States, AKI is associated with an increase in hospitalization costs that range from $5.4 to $24.0 billion. No effective treatments have been approved by the FDA. This represents a very significant opportunity to advance a therapeutic in an underserved patient population.

Mannin is developing new therapeutics to treat a variety of vascular diseases, including the new coronavirus which originated in Wuhan, China, with a rapidly rising number of deaths and confirmed cases. The Coronavirus has been declared a Global Health Emergency by the World Health Organization (WHO).

While Mannin is not generating a vaccine against infectious diseases, it is developing a new drug that may increase the survival rate of patients by reducing the severity of disease through enhancement of host-directed therapeutic response.

Mannin recently submitted a grant application to the U.S. National Institutes of Health for Small Business Technology Transfer Grant Applications for approximately US $200,000 for the MAN-11 biologic. The studies will be conducted at Northwestern University to investigate treatment of vascular leakage to treat sepsis and other infectious diseases. Mannin is also working with Canada’s National Research Council (NRC.CNRC) since December 2019 to support the development of the biologic. In September 2019, the German state of Saxony awarded Mannin an approximately US $7.7 million grant to advance the Mannin portfolio of vascular diseases, including development of the biologic.

While we continue to advance all our assets, our key focus for both capital expense and time is on the commercialization of Strontium-89 Chloride USP Injection. This is a near-term revenue generator and we believe a significant catalyst and long-term value driver for us.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2019 and 2018.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and accounts payable because they are short term in nature.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended November 30, 2019 and 2018. The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

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

Stock Based Compensation

Effective December 1, 2018, the Company adopted ASU 2018-07, by which the accounting for share-based payments to non-employees and employees is substantially aligned. Non-employee share-based payment awards are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. There was no cumulative effect of the adoption of this standard.

Share-based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award and is recognized over the service period required for the award. Prior to December 1, 2018, share-based compensation cost for non-employees was remeasured over the vesting term as earned.

Stock-based compensation expense is recognized in the consolidated financial statements based on the fair value of the awards granted. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. We calculate the fair value of stock options using the Black-Scholes option-pricing model at grant date.

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

We apply a more-likely-than-not recognition threshold for all tax uncertainties, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of November 30, 2019, we reviewed our tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on us.

Our policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the years ended November 30, 2019. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from our position.

Recent accounting pronouncements

For a summary of recent accounting pronouncements applicable to our consolidated financial statements, see Note 3, Summary of Significant Accounting Policies, in Part II, Item 8, Notes to Consolidated Financial Statements.

Results of Operation for the years ended November 30, 2019 and 2018

	For the year ended
	2019	2018
Operating expenses:
General and administrative expenses	$4,480,577	$5,781,613
Research and development expenses	3,539,381	3,238,060
Total operating expenses	8,019,958	9,019,673

Other expenses:
Interest expense	1,460,384	162,104
Change in fair value of embedded derivatives	208,240	89,000
Loss on conversion of debt	591,148	-
Total other expenses	2,259,772	251,104

Net loss	$(10,279,730)	$(9,270,777)

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to less professional and research & development fees incurred in connection with the license agreements with Mannin and Washington University.

Interest expenses

The following table summarizes interest expenses incurred during the year ended November 30, 2019 and 2018, respectively:

	For the year ended November 30,
	2019	2018
Interest expense based on the coupon interest rate of the outstanding debt	$327,966	$29,756
Accretion of debt discount	1,001,153	132,348
Interest expense related to deferral fee	131,265	-
Total interest expense	$1,460,384	$162,104

Change in fair value of embedded derivatives

We recognized a loss of approximately $208,000 and $89,000 resulting from the change in fair value of embedded contingent put options in convertible notes during the year ended November 30, 2019 and 2018, respectively. The increase is due to an increased in our outstanding convertible notes balance at November 30, 2019 compared to November 30, 2018.

Loss on conversion of debt

During the year ended November 30, 2019, we recognized a loss of approximately $591,000 resulting from conversion of partial 2018 Debentures and 2019 Debenture.

Net loss

In the years ended November 30, 2019 and 2018, we incurred net losses of approximately $10.3 million and $9.3 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of revenues and must cover our operating through debt and equity financings to allow us to continue as a going concern. We had approximately $173,000 in cash as of November 30, 2019.  Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the year ended
	2019	2018

Net cash (used in) provided by:
Operating activities	$(4,105,027)	$(6,450,621)
Investing activities	-	(500,000)
Financing activities	1,593,250	8,810,251
Net (decrease) increase in cash	$(2,511,777)	$1,859,630

Net cash used in operating activities was approximately $4.1 million for the year ended November 30, 2019 as compared to approximately $6.5 million for the year ended November 30, 2018.  The decrease in net cash used in operating activities results from the net loss of approximately $10.3 million for the year ended November 30, 2019, partially offset by aggregate non-cash expenses of approximately $4.7 million. The increase in net cash used in operating activities results from the net loss of approximately $9.3 million for the year ended November 30, 2018, partially offset by aggregate non-cash expenses of approximately $2.9 million.

Net cash used in investing activities was $500,000 for the year ended November 30, 2018, resulting from purchase of intangible assets.

Net cash provided by financing activities was approximately $1.6 million for the year ended November 30, 2019, resulting from proceeds received from the issuance of convertible notes payable of approximately $1.0 million and the issuance of common stock and warrants of approximately $0.6 million. Net cash provided by financing activities was approximately $8.8 million for the year ended November 30, 2018, resulting from proceeds received from the issuance of convertible notes payable of approximately $3.9 million and the issuance of common stock and warrants of approximately $5.4 million, offset by offering costs of approximately $0.5 million.

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

Lease Agreement

In December 2016, we entered into a lease agreement for office space located in Cayman Islands for $30,000 per annum.  The initial term of the agreement ended in December 2019 and has been further renewed for another three years.

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Consolidated Statements of Operations as follows:

	For the year ended November 30,
	2019	2018
Rent expense	$30,000	$30,000

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

During the years ended November 30, 2019 and 2018, we incurred approximately $2.1 million and $2.1 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

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

	For the year ended November 30,
	2019	2018
Consulting and legal expenses	$531,751	$295,000

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

As of November 30, 2019, management has completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were effective to detect the inappropriate application of US GAAP.   Management has identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible, however segregation of duties has been implemented, with regards to the initiation of transactions, the custody of assets and the recording of transactions performed by separate individuals.

2.	We do not have in-house personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions. These functions have been outsourced.

3.	We have determined that oversight over our external financial reporting and internal control over our financial reporting is ineffective as we don’t have an audit committee in place.

We have begun to take steps to remediate some of the weaknesses described above, including by engaging a financial reporting advisor with expertise in accounting for complex transactions. We engaged a professional firm to perform an audit and risk assessment during the year and many of the issues from last year that have been remediated. This year we have added an independent director and have interviewed several others to add to our board. We have drafted a full set of compliance documents and will be rolling those out in due course. We intend to continue to address these weaknesses as resources permit.

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

Name	Age	Positions	Held Position Since

Denis Corin	46	Chief Executive Officer and Director (Chairman)	2015

William Rosenstadt	51	General Counsel and Director	2015

Rick Panicucci	59	Director	2018

Biography of Directors and Officers

Mr. Denis Corin has been the Chief Executive Officer and Chairman of the Board of the Company since April 21, 2015. Mr. Corin is a management consultant. He has worked for large pharmaceutical (Novartis) and diagnostic instrumentation companies (Beckman Coulter) in their sales organizations responsible for sales in multi-product disciplines including pharmaceuticals and diagnostics and diagnostic automation equipment. After Novartis and Beckman Coulter, he served as Director of Investor Relations in the small-cap biotech arena at MIV Therapeutics Inc, a company specializing in next generation drug delivery and drug eluting cardiovascular stents. Mr. Corin served as an executive and on the board of directors of TapImmune Inc. from July 2009 to May 2012. He received his Bachelor’s degrees in Economics and Marketing from the University of Natal, South Africa in 1996.

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

Summary Compensation Table

The following table sets forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years ended November 30, 2019 and 2018, respectively and all non-cash compensation awarded to those same individuals in those time periods.

				Stock	Warrants	Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (4)	Awards ($) (5)	Awards ($) (6)	Compensations ($) (1)	Total ($)
Denis Corin (2)	2019	$320,000	$-	$20,000	$30,000	$206,000	$-	$576,000
Chief Executive Officer	2018	$240,000	$-	$-	$-	$438,000	$-	$678,000
William Rosenstadt (3)	2019	$-	$-	$72,000	$99,000	$206,000	$313,000	$690,000
General Counsel and Director	2018	$-	$-	$59,000	$-	$438,000	$331,000	$828,000

(1)	The amounts represent fees paid or accrued by us to the executive officers during the past year pursuant to various employment and consulting services agreements, as between us and the executive officers, which are described below. Our executive officers are also reimbursed for any out-of-pocket expenses incurred in connection with corporate duties. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

(2)	Mr. Denis Corin was appointed as Chief Executive Officer and Director on April 21, 2015.

(3)	Mr. William Rosenstadt was appointed as General Counsel and Director on June 5, 2015.

(4)

Mr. Corin was granted 40,000 shares of common stock on November 25, 2019 with grant date fair value of $20,000.

Mr. Rosenstadt was granted 115,761 shares of common stock on October 15, 2019 with grant date fair value of $72,000.

Mr. Rosenstadt was granted 20,000 shares of common stock on September 21, 2018 with grant date fair value of $59,000.

(5)

500,000 warrants held by Mr. Corin was amended on October 1, 2019. The $30,000 represents the incremental value received by Mr. Corin.

Mr. Rosenstadt was granted 173,641 warrants on October 15, 2019 with grant date fair value of $59,000.

800,000 warrants held by Mr. Rosenstadt was amended on October 1, 2019. The $40,000 represents the incremental value received by Mr. Rosenstadt.

(6)

On May 31, 2019, Mr. Corin and Mr. Rosenstadt were each granted 150,000 stock options. The fair value on the grant date was $206,000, which included $40,000 incremental value from the amendment on October 1, 2019.

On June 1, 2018, Mr. Corin and Mr. Rosenstadt were each granted 150,000 stock options. The fair value on the grant date was $438,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 25, 2019, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Principal Executive Officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Ortoli Rosenstadt LLP, 366 Madison Avenue 3rd Floor, New York, New York 10017. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Directors and Officers:
Denis Corin (3)	3,391,800	16.3%
William Rosenstadt (4)	2,042,222	9.8%
Rick Panicucci	110,000	0.21%

Directors and Officers as a Group (3)(4)	5,544,022	26.2%

Major Stockholders:
Ari Jatwes (5)	1,375,000	6.4	6%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (1) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of February 25, 2019.

(2)

This percentage is based upon 20,835,625 shares of common stock outstanding as of February 25, 2020 and any warrants exercisable by such person within 60 days of the date as of which the information is provided.

(3)

Includes (i) 150,000 five-year warrants issued in July 2016 for director fees, (ii) 350,000 five-year warrants issued in June 5, 2017 as a bonus for officer services through the date thereof, (iii) 150,000 five-year options issued on June 5, 2017 for services as a director and officer through June 1, 2018, (iv) 150,000 five-year options issued in June 2018 for services as a director and officer through June 1, 2019 and (v) 150,000 five-year options issued in June 2019 for services as a director and officer through June 1, 2020, all of which are exercisable within 60 days of the date as of which the information is provided.

(4)

Includes (i) 250,000 five-year warrants issued in January 2016 to the law firm at Mr. Rosenstadt is a partner, (ii) 50,000 five-year warrants issued in July 2016 which were issued to the law firm at Mr. Rosenstadt is a partner, (iii) 150,000 five-year warrants issued in July 15, 2016 for director fees through June 1, 2017, (iv) 350,000 five-year warrants issued in June 2017 as a bonus for officer services through the date thereof, (v) 150,000 five-year options issued on June 5, 2017 for services as a director and officer through June 1, 2018, (vi) 150,000 five-year options issued in June 2018 for services as a director and officer through June 1, 2019 and (vii) 150,000 five-year options issued in June 2019 for services as a director and officer through June 1, 2020, all of which are exercisable within 60 days of the date as of which the information is provided.

(5)	Includes (i) 75,000 warrants issued in July 2016, (ii) 85,000 warrants issued in June 2017, (iii) 150,000 options issued in June 2017, (iv) 50,000 options issued in July 2018, (v) 50,000 options issued in September 2019 and (vi) 300,000 warrants issued in February 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were approximately $370,000 and $295,000 for the year ended November 30, 2019 and 2018, respectively. We do not have any obligations outstanding to other persons who beneficially own more than 10% of our common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended November 30, 2019 and 2018 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP

SERVICES	2019	2018
Audit fees	$138,000	$95,000
Audit-related fees
Tax fees	-	-
All other fees	-	-
Total fees	$138,000	$95,000

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements.  Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation filed as Exhibit 3 (a) to Form S-1 filed on January 13, 2014 and incorporated herein by reference
3.2	Amendment to Articles of Incorporation, dated July 20, 2015, filed as Exhibit 3.1 to our periodic report filed on Form 8-K on August 3, 2015 and incorporated herein by reference
3.3	Amendment to Articles of Incorporation, dated October 27, 2015, filed as Exhibit 3.1 to our periodic report filed on Form 8-K on October 29, 2015 and incorporated herein by reference
3.4	Articles of Incorporation filed as Exhibit 3 (b) to Form S-1 filed on January 13, 2014 and incorporated herein by reference
4.1	Form of Warrant in connection with our February 1, 2018 offering filed as Exhibit 4.1 to our registration statement on Form S-1 filed on January 12, 2018
4.2	Form of Warrant as filed as Exhibit 4.2 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference
4.3	Form of Warrant as filed as Exhibit 10.3 to our current report on Form 8-K filed on August 2, 2017 and incorporated herein by reference
4.4	Description of Securities*
10.1	Form of Non-Institutional Promissory Note filed as Exhibit 10.1 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.2	Stock Purchase Agreement for Institutional Promissory Note, dated January 8, 2016, with CMGT filed as Exhibit 10.2 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.3	Form of Institutional Promissory Note filed as Exhibit 10.4 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.4	Advisory Agreement, dated September 8, 2015, with Wombat Capital Ltd. filed as Exhibit 10.5 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.5	Advisory Agreement, dated June 1, 2015, with Ari Jatwes filed as Exhibit 10.6 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.6	Consulting Agreement, dated November 13, 2015, Pharmafor Ltd. filed as Exhibit 10.7 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.7	Executive Services Agreement, dates June 1, 2017, between Denis Corin and Q BioMed Cayman SEZC filed as Exhibit 10.1 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference
10.9	Form of Non-Qualified Stock Option Agreement filed as Exhibit 4.1 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference
10.10	Patent and Technology License and Purchase Option Agreement, dated October 29, 2015, with Mannin Research Inc. filed as Exhibit 10.1 to our annual report on Form 10-K filed on March 11, 2016 and incorporated herein by reference +
10.11	Patent and Technology License and Purchase Option Agreement, dated May 30, 2016, with Bio-Nucleonics Inc., filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed on October 17, 2016 and incorporated herein by reference +
10.12	First Amendment to Patent and Technology License and Purchase Option Agreement, dated September 6, 2016, with Bio-Nucleonics Inc., filed as Exhibit 10.2 to our quarterly report on Form 10-Q filed on October 17, 2016 and incorporated herein by reference +
10.13	License Agreement on Patent & Know-How Technology, dated April 21, 2017, between Q BioMed Inc. and ASDERA LLC filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed on April 25, 2017 and incorporated herein by reference +
10.14	Executive Services Agreement, dated June 5, 2017, between Q BioMed Cayman SEZC and Denis Corin filed as Exhibit 10.1 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference
10.15	Technology License Agreement, dated June 15, 2017, among Q BioMed Inc., Oklahoma Medical Research Foundation and Rajiv Gandhi Centre for BioTechnology filed as Exhibit 10.1 to our current report on Form 8-K filed on June 15, 2017 and incorporated herein by reference +
10.16	Form of Placement Agent Agreement in connection with our February 1, 2018 offering filed as Exhibit 10.15 to our registration statement on Form S-1 filed on January 12, 2018
10.17	Form of Securities Purchase Agreement in connection with our February 1, 2018 offering filed as Exhibit 10.16 to our registration statement on Form S-1 filed on January 12, 2018
10.18	Securities Purchase Agreement, dated September 21, 2018, filed as Exhibit 10.1 to our current report on Form 8-K filed on September 24, 2018 and incorporated herein by reference
10.19	Asset Purchase Agreement with GE Healthcare Limited, dated November 23, 2018, filed as Exhibit 10.1 to our current report on Form 8-K filed on November 28, 2018 and incorporated herein by reference++

10.20	Securities Purchase Agreement, dated August 28, 2019, filed as Exhibit 10.1 to our current report on Form 8-K (as amended) on September 6, 2019 and incorporate herein by reference
10.21	Form of Debenture pursuant to the Securities Purchase Agreement entered into on August 28, 2019, filed as Exhibit 10.2 to our current report on Form 8-K (as amended) on September 6, 2019 and incorporate herein by reference
10.22	Securities Purchase Agreement, dated October 11, 2019, filed as Exhibit 10.1 to our current report on Form 8-K on October 15, 2019 and incorporate herein by reference
10.23	Form of Debenture pursuant to the Securities Purchase Agreement entered into on October 11, 2019, filed as Exhibit 10.2 to our current report on Form 8-K on October 15, 2019 and incorporate herein by reference
10.24	Securities Purchase Agreement, dated December 5, 2019, filed as Exhibit 10.1 to our current report on Form 8-K on December 12, 2019 and incorporate herein by reference
10.25	Form of Debenture pursuant to the Securities Purchase Agreement entered into on December 5, 2019, filed as Exhibit 10.2 to our current report on Form 8-K on December 12, 2019 and incorporate herein by reference
31	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)*
32	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the SEC has granted confidential treatment pursuant to Rule 406 under the Securities Act. Confidential information has been omitted from the exhibit in places marked “****”and has been filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

We have elected not to provide a summary of the information provided in this annual report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q BioMed Inc.

Date: February 28, 2020	By:	/s/ Denis Corin
	Name:	Denis Corin
	Title:	President, Chief Executive Officer and Acting Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denis Corin	President, Chief Executive Officer and Director	February 28, 2020
Denis Corin	(Principal Executive Officer and Acting Principal Financial and Accounting Officer)

/s/ William Rosenstadt	General Counsel and Director	February 28, 2020
William Rosenstadt

/s/ Rick Panicucci	Director	February 28, 2020
Rick Panicucci

Q BIOMED INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Q BioMed Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Q BioMed Inc. (the “Company”) as of November 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended November 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

February 28, 2020

Q BIOMED INC.

Consolidated Balance Sheets

	As of November 30,
	2019	2018
ASSETS
Current assets:
Cash	$172,636	$2,684,413
Prepaid expenses and other current assets	17,662	12,500
Total current assets	190,298	2,696,913
Intangible assets, net	450,000	500,000
Total Assets	$640,298	$3,196,913

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$652,051	$172,628
Accrued expenses	1,145,660	219,602
Accrued expenses - related party	7,500	7,500
Accrued interest payable	189,801	29,639
Convertible note payable, net	3,243,292	-
Total current liabilities	5,238,304	429,369

Long-term liabilities:
Convertible notes payable, net	447,335	2,873,272
Total long term liabilities	447,335	2,873,272
Total Liabilities	5,685,639	3,302,641

Commitments and Contingencies (Note 7)

Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of November 30, 2019 and 2018	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 19,709,068 and 14,290,236 shares issued and outstanding as of November 30, 2019 and 2018, respectively	19,709	14,290
Additional paid-in capital	37,328,827	31,994,129
Accumulated deficit	(42,393,877)	(32,114,147)
Total Stockholders' Deficit	(5,045,341)	(105,728)
Total Liabilities and Stockholders' Deficit	$640,298	$3,196,913

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statements of Operations

	For the year ended
	November 30,
	2019	2018
Operating expenses:
General and administrative expenses	$4,480,577	$5,781,613
Research and development expenses	3,539,381	3,238,060
Total operating expenses	8,019,958	9,019,673

Other expenses:
Interest expense	1,460,384	162,104
Change in fair value of embedded derivatives	208,240	89,000
Loss on conversion of debt	591,148	-
Total other expenses	2,259,772	251,104

Net loss	$(10,279,730)	$(9,270,777)

Net loss per share - basic and diluted	$(0.68)	$(0.67)

Weighted average shares outstanding, basic and diluted	15,040,513	13,735,134

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 1, 2017	12,206,409	$12,206	$23,187,408	$(22,843,370)	$356,244
Issuance of common stock, warrants and options for services	296,952	297	2,650,180	-	2,650,477
Issuance of common stock and warrants for cash, net of offering costs	1,711,875	1,712	4,943,539	-	4,945,251
Issuance of common stock in connection with issuance of convertible notes	75,000	75	222,675	-	222,750
Beneficial conversion feature in connection with issuance of convertible notes	-	-	990,327	-	990,327
Net loss	-	-	-	(9,270,777)	(9,270,777)
Balance as of November 30, 2018	14,290,236	14,290	31,994,129	(32,114,147)	(105,728)
Issuance of common stock and warrants for cash, net of offering costs	1,521,602	1,522	621,728	-	623,250
Share based compensation for services	1,577,131	1,577	2,494,719	-	2,496,296
Issuance of common stock to convert notes payable	2,320,099	2,320	2,218,251	-	2,220,571
Net loss	-	-	-	(10,279,730)	(10,279,730)
Balance as of November 30, 2019	19,709,068	$19,709	$37,328,827	$(42,393,877)	$(5,045,341)

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statement of Cash Flows

	For the year ended
	November 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,279,730)	$(9,270,777)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	2,496,296	2,650,477
Change in fair value of embedded conversion option	208,240	89,000
Accretion of debt discount	1,001,153	132,349
Amortization expense	50,000	-
Loss on conversion of debt	591,148	-
Non-cash interest expense	131,265	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,162)	(10,000)
Accounts payable and accrued expenses	1,405,481	(71,309)
Accrued interest payable	296,282	29,639
Net cash used in operating activities	(4,105,027)	(6,450,621)

Cash flows from investing activities:
Purchase of intangible assets	-	(500,000)
Net cash used in investing activities	-	(500,000)

Cash flows from financing activities:
Proceeds received from issuance of convertible note, net of original issuance discount and lender's fees	970,000	3,865,000
Proceeds received for issuance of common stock and warrants, net of offering costs	623,250	4,945,251
Net cash provided by financing activities	1,593,250	8,810,251

Net (decrease) increase in cash	(2,511,777)	1,859,630

Cash at beginning of the year	2,684,413	824,783
Cash at end of the year	$172,636	$2,684,413

Supplemental disclosures:
Cash paid for interest	$31,524	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$1,493,511	$-
Issuance of common stock in connection with issuance convertible notes	$-	$222,750

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Notes to Consolidated Financial Statements

Note 1 – Organization of the Company and Description of the Business

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

On December 7, 2016, the Company formed its wholly-owned subsidiary in Cayman Islands, “Q BioMed Cayman SEZC” (the “Subsidiary”). On August 13, 2019, the Company formed its wholly-owned subsidiary in Germany, “QBMG Q BioMed Germany UG”. There are no activities through November 30, 2019.

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Basis of Presentation and Going Concern

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

The Company has not generated any revenue from operations since inception and has limited assets upon which to commence its business operations.  Management anticipates that the Company will have to raise additional funds and/or generate revenue from drug sales within twelve months to continue operations. Additional funding will be needed to implement the Company’s business plan that includes various expenses such as fulfilling our obligations under licensing agreements, legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. If the Company is unable to raise sufficient funds, management will be forced to scale back the Company’s operations or cease its operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At November 30, 2019, the Company had a cash balance that is insured by the FDIC limit. The Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended November 30, 2019 and 2018.  The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

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

Stock Based Compensation

Effective December 1, 2018, the Company adopted ASU 2018-07, by which the accounting for share-based payments to non-employees and employees is substantially aligned. Non-employee share-based payment awards are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. There was no cumulative effect of the adoption of this standard.

Share-based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award, and is recognized over the service period required for the award. Prior to December 1, 2018, share-based compensation cost for non-employees was remeasured over the vesting term as earned.

Stock-based compensation expense is recognized in the consolidated financial statements based on the fair value of the awards granted. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model at grant date.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of November 30, 2019, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the years ended November 30, 2019. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent accounting pronouncements

On February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee¹s right to use, or control the use of, a specified asset for the lease term.  The guidance in ASU 2017-11 is effective for the Company on December 1, 2019.  Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company does not expect the adoption of the new standard to have a material impact on its Consolidated Financial Statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for the Company on December 1, 2019. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company does not expect the adoption of the new standard to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Potentially dilutive securities	November 30, 2019	November 30, 2018
Warrants	7,179,994	4,984,058
Convertible Notes	5,732,000	2,014,819
Stock Options	1,200,000	900,000

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

The acquired assets are concentrated in a single asset and the set is not considered a business. As such, the transaction is recognized as the acquisition of a finite-lived intangible asset. The one-time milestone payment based on future sales, and royalty payments based on future sales will be recognized when the payments are probable and estimable, which is expected to be when the related sales targets are achieved and the payments payable to GE. The acquired asset is being amortized on a straight-line basis over its estimated 10 year life. Amortization expense for the year ended November 30, 2019 was $50,000. Amortization expense for the year ended November 30, 2018 was not significant. The estimated remaining amortization expense for each of the five succeeding fiscal year:

Year ended November 30,
2020	$50,000
2021	50,000
2022	50,000
2023	50,000
2024	50,000
Thereafter	200,000
$450,000

Note 6 – Convertible Notes

	November 30, 2019	November 30, 2018
Convertible Notes Payable, current:
Principal value of 2018 Debentures	$2,730,000	$-
Fair value of bifurcated contingent put option	74,299	-
Debt discount	(61,173)	-
Carrying value of 2018 Debentures	2,743,126	-
Principal value of 2019 August Debenture	550,000	-
Debt discount	(49,834)	-
Carrying value of 2019 August Debenture	500,166	-
Total carrying value of convertible notes payable, current	$3,243,292	$-

Convertible Notes Payable, long-term:
Principal value of 2018 Debentures	$-	$4,000,000
Fair value of bifurcated contingent put option	-	262,000
Debt discount	-	(1,388,728)
Carrying value of 2018 Debentures	-	2,873,272
Principal value of 2019 October Debenture	500,000	4,000,000
Fair value of bifurcated contingent put option	29,382	262,000
Debt discount	(82,047)	(1,388,728)
Carrying value of 2019 October Debenture	447,335	2,873,272
Total carrying value of convertible notes, long-term	$447,335	$2,873,272

2019 August Debenture

On August 28, 2019, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold a convertible debenture (the “August Debenture”) with a maturity date of twelve months after the issuance thereof for $500,000. The August Debenture is in the aggregate principal amount of $550,000, which amount includes an original issue discount of $40,000, and payment of the lenders legal fees of $10,000. The August Debenture carries an interest rate of 10% per annum upon an event of default, as defined, the outstanding balance of the August Debenture bears interest at a rate of 18% per annum. The Company may prepay the August Debenture at 110% of the outstanding aggregate principal amount within the first six months of issuance and at 125% of the outstanding aggregate principal amount thereafter. Since the Company can elect to settle the August Debenture in either cash or in shares, the Company will recognize any payment in addition to the principal amount as part of debt extinguishment upon the occurrence of the payment event.

In certain circumstances, a premium is due upon the outstanding balance upon written notice from the lender. A premium of fifteen percent is due for each occurrence of any major default, a premium of ten percent is due for each occurrence of an unapproved variable security issuance default, and a premium of five percent is due for each occurrence of any minor default.

The lender has the right to convert the outstanding aggregate principal amount at any time at the conversion price of $2.50 per share. At any time that is six months after the issuance, the lender may redeem a portion of the August Debenture, not to exceed $150,000 in any month. The Company may pay such a redemption in cash and/or shares of its common stock. Any payment of such a redemption in shares of common stock shall be made at the lesser of $2.50 or 93% of the average of the four lowest VWAPs in the prior ten trading day, provided that no such conversion price shall be less than $2.00. Any payment of such a redemption in cash shall be at 120% of the amount being redeemed. Moreover, the Company has the right to defer up to two (2) separate redemptions for up to thirty (30) days each by providing written notice to the lender within three (3) trading days of its receipt of a redemption notice. In the event the Company elects to exercise its deferral right, the August Debenture’s outstanding balance shall automatically be increased by ten percent (10%) of the redemption amount to which such deferral relates.

2019 October Debenture

On October 11, 2019, the Company entered into another securities purchase agreement with an accredited investor to place Convertible Debentures (the “October Debenture”) with a maturity date of eighteen months after the issuance thereof in the aggregate principal amount of up to $750,000 provided that in case of an event of default, the October Debenture may become at the holder’s election immediately due and payable. The initial closing occurred on October 11, 2019, when the Company issued a Debenture is in the aggregate principal amount of $500,000 for proceeds of $485,000.

The October Debenture may be converted at any time on or prior to maturity at the lower of $1.00 or 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as the Company is not in default under the October Debenture, the conversion price may never be less than $0.50. The Company may not convert any portion of a October Debenture if such conversion would result in the holder beneficially owning more than 4.99% of our then issued and common stock, provided that such limitation may be waived by the holder with 65 days’ notice.

Any time after the six-month anniversary of the issuance of the October Debenture that the daily VWAP is less than $0.50 for a period of twenty consecutive trading days (the “Triggering Date”) and only for so long as such conditions exist after a Triggering Date, the Company shall make monthly payments beginning on the last calendar day of the month when the Triggering Date occurred. Each monthly payment shall be in an amount equal to the sum of (i) the principal amount outstanding as of the Triggering Date divided by the number of such monthly payments until maturity, (ii) a redemption premium of 20% in respect of such principal amount and (iii) accrued and unpaid interest hereunder as of each payment date. The Company may, no more than twice, obtain a thirty-day deferral of a monthly payment due as a result of a Triggering Date through the payment of a deferral fee in the amount equal to 10% of the total amount of such monthly payment. Each deferral payment may be paid by the issuance of such number of shares as is equal to the applicable deferral payment divided by a price per share equal to 93% of the average of the four lowest daily VWAPs during the 10 consecutive Trading Days immediately preceding the due date in respect of such monthly payment being deferred, provided that such shares issued will be immediately freely tradable shares in the hands of the holder.

Upon issuance of the October Debenture, the Company recognized a debt discount of approximately $89,000, resulting from the recognition of issuance costs of $15,000 and a bifurcated embedded derivative of $74,000.   The monthly payment provision within the October Debenture is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value of the monthly payment provision by estimating the probability of the occurrence of a Triggering Date and applying the probability to the discounted maximum redemption premium for any given payment with the following key inputs:

	November 30, 2019	October 11, 2019
Strike price	$1.00	$1.00
Terms (years)	1.4	1.5
Volatility	99.5%	93.4%
Risk-free rate	1.6%	1.7%
Dividend yield	0%	0%

2018 Debentures

On September 21, 2018, the Company entered into a securities purchase agreement with an accredited investor to place Convertible Debentures (the “2018 Debentures”) with a maturity date of eighteen months after the issuance thereof in the aggregate principal amount of up to $4,000,000 (the “Transaction”), provided that in case of an event of default, the 2018 Debentures may become at the holder’s election immediately due and payable. The initial closing of the Transaction occurred on September 21, 2018 when the Company issued a Debenture for $2,000,000. The second closing occurred on November 1, 2018, when the Company issued another Debenture for $2,000,000. The 2018 Debentures bear interest at the rate of 5.5% per annum. In addition, the Company paid to the holder an up-front fee equal to 2.5% of the amount of the 2018 Debentures.

The 2018 Debentures may be converted at any time on or prior to maturity at the lower of $4.00 or 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as the Company are not in default under the 2018 Debentures, the conversion price may never be less than $2.00.

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

Upon issuance of the 2018 Debentures, the Company recognized a debt discount of approximately $1.5 million, resulting from the recognition of a beneficial conversion feature of $1.0 million, issuance costs of $358,000 and a bifurcated embedded derivative of $173,000.  The beneficial conversion feature was recognized as the intrinsic value of the embedded derivatives on issuance of the 2018 Debentures.  The monthly payment provision within the 2018 Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value of the monthly payment provision by estimating the probability of the occurrence of a Triggering Date and applying the probability to the discounted maximum redemption premium for any given payment with the following key inputs:

	November 30, 2019	November 30, 2018
Strike price	$1.00	$1.95 - $2.97
Terms (years)	0.8	1.2 - 1.4
Volatility	99.5%	72.1% - 76.5%
Risk-free rate	1.6%	2.4% - 2.5%
Dividend yield	0%	0%

Debt Conversion

The following table summarizes debt conversion during the year ended November 30, 2019:

Principal value of 2018 Debentures	$1,270,000
Accrued interest	136,120
Fair value of bifurcated contingent put option	112,900
Debt discount	(25,509)
Sub-total	$1,493,511

Fair value of common stock issued (2,320,099 shares)	$2,220,571

Loss on conversion of debt	$595,795
Interest expense recognized from conversion of debt	$131,265

Debt Extinguishment

On September 23, 2019, the Company amended the conversion price of the 2018 Debentures (the “Amendment”). The conversion price of the 2018 Debentures was reduced to the lower of (i) $1.00, (ii) 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as the Company is not in default under the Debentures, the conversion price may never be less than $0.50. Additionally, the maturity date of the 2018 Debentures was extended to September 21, 2020.

The Amendment was treated as an extinguishment for accounting purposes. The following table summarizes the Amendment on September 23, 2019, which resulted in a $gain from debt extinguishment of approximately $5,000. The gain is presented net in the Consolidated Statements of Operations with loss on the conversion of debt.

Principal value of 2018 Debentures	$3,565,000
Fair value of bifurcated contingent put option	697,000
Debt discount	(418,115)
Carrying value of 2018 Debentures on September 23, 2019	3,843,885

Principal value of modified 2018 Debentures	3,565,000
Fair value of bifurcated contingent put option	369,401
Debt discount	(95,164)
Fair value of amended 2018 Debentures on September 23, 2019	3,839,237

Gain from debt extinguishment	$4,648

Interest expense

Interest expense, included in the accompanying Consolidated Statements of Operations, is comprised of the following for each period presented:

	For the year ended November 30,
	2019	2018
Interest expense based on the coupon interest rate of the outstanding debt	$327,966	$29,756
Accretion of debt discount	1,001,153	132,348
Interest expense related to deferral fee	131,265	-
Total interest expense	$1,460,384	$162,104

Note 7 – Commitments and Contingencies

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

Lease Agreement

In December 2016, the Subsidiary entered into a lease agreement for its office space located in Cayman Islands for $30,000 per annum.  The initial term of the agreement ended in December 2019 and the Company has renewed its office lease agreement for another three years with the same terms.

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Consolidated Statements of Operations as follows:

	For the year ended November 30,
	2019	2018
Rent expense	$30,000	$30,000

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

During the years ended November 30, 2019 and 2018, the Company incurred approximately $2.1 million and $2.1 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

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

Note 8 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Consolidated Statements of Operations as follows:

	For the year ended November 30,
	2019	2018
Consulting and legal expenses	$531,751	$295,000

Note 9 - Stockholders’ Equity (Deficit)

As of November 30, 2019, and 2018, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

2019 activity

Issuance of units in private placement offerings

In September 2019, the Company executed securities purchase agreements with various investors to purchase 335,887 units, each unit consisting of (i) one share of common stock and (ii) one and one half (1.5) warrants to purchase a share of common stock, at $0.86, which is 110% of the closing price of the Company’s common stock as listed on OTCQB on September 18, 2019, raising approximately $208,000 in cash.

In October and November 2019, the Company entered into a series of securities purchase agreements for the sale of 1,185,715 units at a $0.35 per unit sales price. The Company raised approximately $415,000 in cash. Each unit consisted of one share and one warrant to purchase a share of common stock at an exercise price of $0.50.

Issuance of shares and units for services

During the year ended November 30, 2019, the Company issued an aggregate of 1,428,870 shares of the Company common stock to various vendors for advisory services, valued at approximately $1.5 million based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Consolidated Statements of Operations.

During the year ended November 30, 2019, the Company issued 148,261 units (with each unit consisting of one share of common stock and 1.5 warrants to purchase a share of common stock) to the Company’s legal counsel in exchange for $92,000 of services provided. The fair value of the units on the issuance date was approximately $168,000. The Company recorded $76,000 as settlement cost, which is the value in excess of the services provided. The Company’s Chief Legal Officer and a Director is the Managing Partner at the law firm where these services were provided.

Issuance of shares for debt conversion

During the year ended November 30, 2019, the Company issued approximately 2.3 million shares of common stock to convert approximately $1.5 million outstanding debt, including approximately $136,000 accrued interest (see Note 6).

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

Note 10 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at November 30, 2019 and 2018 and the changes during the period then ended:

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2017	3,083,995	$3.67	4.0	$250,000
Issued	1,977,563	3.19	4.1	-
Forfeited/expired	(77,500)	3.96	-	-
Outstanding at November 30, 2018	4,984,058	$3.48	3.5	$250,000
Issued	3,655,936	0.93	3.7	-
Forfeited/expired	(1,460,000)	3.28	-	-
Outstanding at November 30, 2019	7,179,994	$2.22	3.2	$2,463,340
Exercisable at November 30, 2019	7,129,994	$2.22	3.2	$2,463,340

Fair value of all outstanding warrants issued for services was calculated with the following key inputs:

	For the year ended November 30,
	2019	2018
Strike price	$0.39 - $2.02	$2.02 - $3.40
Term (years)	1.3 - 5.0	3.0 - 5.0
Volatility	79% - 130%	123% - 130%
Risk-free rate	1.5% - 2.8%	2.5% - 2.8%
Dividend yield	0.0%	0.0%

Options issued for services

The following represents a summary of all outstanding options to purchase the Company’s common stock at November 30, 2019 and 2018 and the changes during the period then ended:

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2017	450,000	$4.00	4.5	$220,500
Issued	450,000	3.37	4.5	-
Outstanding at November 30, 2018	900,000	$3.68	4.0	$-
Issued	1,450,000	1.31	2.7	-
Forfeited/expired	(1,150,000)	3.13	-	-
Outstanding at November 30, 2019	1,200,000	$1.35	3.4	$402,500
Exercisable at November 30, 2019	1,125,000	$1.35	3.3	$376,250

Fair value of all outstanding options was calculated with the following key inputs:

	For the year ended November 30,
	2019	2018
Exercise price	$0.43 - $1.61	$3.00 - $3.61
Expected term (years)	2.7 - 5.0	5.0
Volatility	87% - 98%	128% - 130%
Risk-free rate	1.5% - 2.0%	2.5% - 2.7%
Dividend yield	0.00%	0.00%

Repricing of Existing Warrants and Options

On September 24, 2019, the Company modified an aggregated of 2,610,000 stock options and warrants (the “Options and Warrants”) that were originally granted to Mr. Denis Corin, the Company’s Chief Executive Officer and Chairman, Mr. William Rosenstadt, the Company’s Chief Legal Officer and a Director, and two other consultants for services provided to the Company. The exercise price of the Options and Warrants were reduced to $1.25 per share.

The Company immediately recognized $141,550 incremental stock-based compensation on October 1, 2019, and the remaining $6,000, to be fully recognized on February 29, 2020.

Stock-based Compensation

Stock-based compensation expense is classified within general and administrative expenses as a result of the shares, outstanding warrants and options issued to consultants and employees and included in the accompanying Consolidated Statements of Operations as follows:

	For the year ended November 30,
	2019	2018
Stock-based compensation expense	$2,496,296	$2,650,477

As of November 30, 2019, the estimated unrecognized stock-based compensation associated with these agreements is approximately $31,000 and will be fully recognized by February 29, 2020.

Note 11 - Income Taxes

At November 30, 2019, the Company has a net operating loss (“NOL”) carryforward for Federal and state income tax purposes totaling approximately $24 million available to reduce future taxable income. Of this amount, approximately $14.1 million of Federal net operating losses are carried over indefinitely, while the remaining amount begins to expire in 2034. Some of the state net operating losses follow the Federal Tax Cuts and Jobs Act and are carried over indefinitely, and others have various expiration dates.

The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of November 30, 2019. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of November 30, 2019 and 2018. The valuation allowance increased by approximately $3.0 million and $1.2 million for the fiscal years ended November 30, 2019 and 2018.

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	As of November 30,
	2019	2018
Deferred tax assets:
Net-operating loss carryforward	$8,322,959	$5,666,313
Stock-based compensation	4,417,762	4,014,863
License agreement	476,906	463,269
Tax amortization for license agreement	(613,954)	(221,988)
Charitable contributions	303	294
Other accrued expenses	399,411	76,411
Total deferred tax assets	13,003,387	9,999,162
Valuation allowance	(13,003,387)	(9,999,162)
Deferred tax asset, net of allowance	$-	$-

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	For the year ended November 30,
	2019	2018
Statutory Federal income tax rate	(21.0)%	(22.1)%
State and local taxes, net of Federal tax benefit	(13.6)%	(11.6)%
Deferred tax true-up	0.4%	(4.4)%
Gain/loss on conversion and extinguishment of debt	2.0%	0.0%
Loss on settlement	0.3%	0.0%
Change in fair value of embedded conversion option and related accretion of interest expense	4.2%	0.8%
Meals and entertainment	0.1%	0.0%
Non-U.S. operations	1.4%	1.3%
Deferred tax rate change	(3.0)%	22.7%
Change in Valuation Allowance	29.2%	13.3%
Income Taxes Provision (Benefit)	0.0%	0.0%

The Company's major tax jurisdictions are the United States and New York. All of the Company's tax years will remain open starting 2014 for examination by the Federal and state tax authorities from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

Note 12 - Subsequent Events

On December 6, 2019, the Company issued a debenture for $1,000,000 pursuant to a securities purchase agreement with an accredited investor. The debenture has a maturity date of June 6, 2021. The debenture bears interest at the rate of 5.5% per annum, and on issuance, the Company paid to the holder a commitment fee equal to 2.5% of the amount of the debenture.

On January 15, 2020, the Company issued another debenture for $1,000,000 pursuant to the same securities purchase agreement dated December 6, 2019. The debenture has a maturity date of June 6, 2021, provided that in case of an event of default, the debenture may become at the holder’s election immediately due and payable. The debenture bears interest at the rate of 5.5% per annum, and on issuance, the Company paid to the holder a commitment fee equal to 2.5% of the amount of the debenture.

On February 10, 2020, the Company issued 885,000 warrants to certain consultants and service providers in exchange for services rendered. The warrants are exercisable into shares of the Company’s common stock for five years from the date of issuance at an exercise price of $2.12 per share.

On February 10, 2020, the Company issued 1,500,000 warrants to the Company’s two officers in exchange for services rendered. The warrants are exercisable into shares of the Company’s common stock in six months from their issuance until five years from the date of issuance at an exercise price of $2.12 per share.

