Form 10-Q
period 2020-02-29
Q BioMed Inc.
filed 2020-04-13
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	22,468,185 shares
(Class)	(Outstanding as at April 6, 2020)

Q BIOMED INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of February 29,	As of November 30,
	2020	2019
ASSETS
Current assets:
Cash	$740,644	$172,636
Prepaid expenses and other current assets	57,162	17,662
Total current assets	797,806	190,298
Intangible assets, net	437,500	450,000
Total Assets	$1,235,306	$640,298

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$436,405	$652,051
Accrued expenses	1,206,881	1,145,660
Accrued expenses - related party	4,000	7,500
Accrued interest payable	211,081	189,801
Convertible note payable, net	2,250,803	3,243,292
Total current liabilities	4,109,170	5,238,304

Long-term liabilities:
Convertible notes payable, net	2,356,726	447,335
Total long-term liabilities	2,356,726	447,335
Total Liabilities	6,465,896	5,685,639

Commitments and Contingencies (Note 6)

Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding as of February 29, 2020 and November 30, 2019	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 21,308,271 and 19,709,068 shares issued and outstanding as of February 29, 2020 and November 30, 2019, respectively	21,308	19,709
Additional paid-in capital	43,083,816	37,328,827
Accumulated deficit	(48,335,714)	(42,393,877)
Total Stockholders' Deficit	(5,230,590)	(5,045,341)
Total Liabilities and Stockholders' Deficit	$1,235,306	$640,298

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended
	February 29, 2020	February 28, 2019
Operating expenses:
General and administrative expenses	$5,569,971	$1,242,711
Research and development expenses	262,872	814,699
Total operating expenses	5,832,843	2,057,410

Other (income) expenses:
Interest expense	197,516	290,672
Change in fair value of embedded derivatives	(88,522)	27,000
Total other expenses	108,994	317,672

Net loss	$(5,941,837)	$(2,375,082)

Net loss per share - basic and diluted	$(0.29)	$(0.16)

Weighted average shares outstanding, basic and diluted	20,311,768	14,404,289

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance as of December 1, 2019	19,709,068	$19,709	$37,328,827	$(42,393,877)	$(5,045,341)
Issuance of common stock to convert notes payable	1,518,202	1,518	1,134,295	—	1,135,813
Cashless warrants exercise	20,860	21	(21)	—	—
Share based compensation for services	60,141	60	4,515,227	—	4,515,287
Share based compensation related to warrants modification	—	—	105,488	—	105,488
Net loss	—	—	—	(5,941,837)	(5,941,837)
Balance as of February 29, 2020	21,308,271	$21,308	$43,083,816	$(48,335,714)	$(5,230,590)

	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance as of December 1, 2018	14,290,236	$14,290	$31,994,129	$(32,114,147)	$(105,728)
Share based compensation for services	175,919	175	483,600	—	483,775
Net loss	—	—	—	(2,375,082)	(2,375,082)
Balance as of February 28, 2019	14,466,155	$14,465	$32,477,729	$(34,489,229)	$(1,997,035)

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net loss	$(5,941,837)	$(2,375,082)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	4,515,287	483,775
Share based compensation related to warrants modification	105,488	—
Change in fair value of embedded conversion option	(88,522)	27,000
Accretion of debt discount	91,184	236,124
Amortization expense	12,500	12,500
Changes in operating assets and liabilities:
Prepaid expenses	(39,500)	4,379
Accounts payable and accrued expenses	(157,925)	185,983
Accrued interest payable	106,333	54,389
Net cash used in operating activities	(1,396,992)	(1,370,932)

Cash flows from financing activities:
Proceeds received from issuance of convertible note, net of discount of $35,000	1,965,000	—
Net cash provided by financing activities	1,965,000	—

Net increase (decrease) in cash	568,008	(1,370,932)

Cash at beginning of period	172,636	2,694,413
Cash at end of the period	$740,644	$1,323,481

Supplemental disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$1,135,814	$—
Cashless warrants exercise	$21	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Organization of the Company and Description of the Business

Q BioMed Inc. (“Q BioMed”) and its wholly owned subsidiaries Q BioMed Cayman SEZC and QBMG Q BioMed Germany UG (collectively, “the Company”), is a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. Q BioMed intends to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors.  The Company intends to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spinoff new public companies.

The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Note 2 - Basis of Presentation

The accompanying interim period unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2019. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

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

Note 3 - Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended November 30, 2019 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Recent Accounting Standards

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

Recent Adopted Standards

On February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee¹s right to use, or control the use of, a specified asset for the lease term.  The Company adopted ASC 842 on December 1, 2019, using the optional transition method to apply the new guidance as of December 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. The adoption of this standard on December 1, 2019 did not impact the Company’s condensed consolidated financial statements as the Company is not subject to any lease agreements on December 1, 2019.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The adoption of this standard on December 1, 2019, did not impact the Company’s condensed consolidated financial statements.

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

Potentially dilutive securities	February 29, 2020	November 30, 2019
Warrants	9,535,000	7,180,000
Convertible Notes	3,614,000	5,732,000
Stock Options	1,350,000	1,200,000

Note 5 - Convertible Notes

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

	February 29, 2020	November 30, 2019
Convertible Notes Payable, current:
Principal value of 2018 Debenture	$1,765,000	$2,730,000
Fair value of bifurcated contingent put option	4,000	74,000
Debt discount	(33,000)	(61,000)
Carrying value of 2018 Debenture	1,736,000	2,743,000
Principal value of 2019 August Debenture	550,000	550,000
Debt discount	(35,000)	(50,000)
Carrying value of 2019 August Debenture	515,000	500,000
Total carrying value of convertible notes payable, current	$2,251,000	$3,243,000

Convertible Notes Payable, long-term:
Principal value of 2019 October Debenture	$500,000	$500,000
Fair value of bifurcated contingent put option	8,000	29,000
Debt discount	(69,000)	(82,000)
Carrying value of 2019 October Debenture	439,000	447,000
Principal value of 2019 December Debenture	1,000,000	—
Fair value of bifurcated contingent put option	107,000	—
Debt discount	(146,000)	—
Carrying value of 2019 December Debenture	961,000	—
Principal value of 2020 January Debenture	1,000,000	—
Fair value of bifurcated contingent put option	107,000	—
Debt discount	(150,000)	—
Carrying value of 2020 January Debenture	957,000	—
Total carrying value of convertible notes, long-term	$2,357,000	$447,000

During the quarter ended February 29, 2020, the Company raised approximately $2.0 million from issuance of various debentures (the “Debentures”). The Debentures have a maturity date of June 6, 2021. The Debentures bear interest at the rate of 5.5% per annum, and on issuance, the Company paid to the holder a commitment fee equal to 2.5% of the amount of the Debentures.

The Debentures may be converted at any time on or prior to maturity at the lower of $3.00 or 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the Debenture, the conversion price may never be less than $2.00.

Any time after the six-month anniversary of the issuance of the Debentures that the daily VWAP is less than $2.00 for a period of twenty consecutive trading days (the “Triggering Date”) and only for so long as such conditions exist after a Triggering Date, the Company shall make monthly payments beginning on the last calendar day of the month when the Triggering Date occurred. Each monthly payment shall be in an amount equal to the sum of (i) the principal amount outstanding as of the Triggering Date divided by the number of such monthly payments until maturity, (ii) a redemption premium of 20% in respect of such principal amount and (iii) accrued and unpaid interest hereunder as of each payment date. The Company may, no more than twice, obtain a thirty-day deferral of a monthly payment due as a result of a Triggering Date through the payment of a deferral fee in the amount equal to 10% of the total amount of such monthly payment. Each deferral payment may be paid at the option of the Company in cash or by the issuance of such number of shares as is equal to the applicable deferral payment divided by a price per share equal to 93% of the average of the four lowest daily VWAPs during the 10 consecutive Trading Days immediately preceding the due date in respect of such monthly payment being deferred, provided that such shares issued will be immediately freely tradable shares in the hands of the holder.

Upon issuance of the Debentures, the Company recognized a debt discount of approximately $331,000, resulting from the recognition of issuance costs of $35,000 and a bifurcated embedded derivative of $296,000.   The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value of the monthly payment provision by estimating the probability of the occurrence of a Triggering Date and applying the probability to the discounted maximum redemption premium for any given payment with the following key inputs:

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

	January 15, 2020	December 6, 2019
Strike price	$3.00	$3.00
Terms (years)	1.4	1.5
Volatility	97%	98%
Risk-free rate	1.7%	1.6%
Dividend yield	0%	0%

The fair value of the monthly payment provision in all outstanding debentures with the feature are revalued as of February 29, 2020 based on the following key inputs:

February 29, 2020
Strike price	$1.00 - $3.00
Terms (years)	1.0
Volatility	101%
Risk-free rate	1.0%
Dividend yield	0%

Debt Conversion

The following table summarizes debt conversion during the three months ended February 29, 2020:

Principal value of 2018 Debenture	$965,000
Accrued interest	85,000
Fair value of bifurcated contingent put option	86,000
Sub-total	$1,136,000

Fair value of common stock issued (974,871 shares)	$1,136,000

Interest expense

Interest expense, included in the accompanying Condensed Consolidated Statements of Operations, is comprised of the following for each period presented:

	For the Three Months ended
	February 29, 2020	February 28, 2019
Interest expense based on the coupon interest rate of the outstanding debt	$107,000	$55,000
Accretion of debt discount	91,000	236,000
Total interest expense	$198,000	$291,000

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

Office Facility Agreement

In December 2016, the Subsidiary entered into a license to occupy a shared office facility in Cayman Islands for $30,000 per annum.  The initial term of the agreement ended in December 2019 and the Company renewed the agreement for another three years with the same terms.

This agreement does not identify a specific asset and does not convey the use of substantially all of the shared office capacity. As such, this agreement does not contain a lease under ASC 842. The Company recognizes monthly license payments as incurred over the term of the arrangement.

The associated expense is classified within general and administrative expenses.

Note 7 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the Three Months ended
	February 29, 2020	February 28, 2019
Consulting and legal expenses	$105,000	$102,000

Note 8 - Stockholders’ Equity Deficit

Issuance of shares for services

During the three months ended February 29, 2020, the Company issued an aggregate of 60,141 shares of the Company common stock to various vendors for advisory services, valued at approximately $0.1 million based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Note 9 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at February 29, 2020 and the changes during the period then ended:

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2019	7,180,000	$2.22	3.2	$2,463,000
Issued	2,631,000	2.14	4.9	—
Cashless exercise	(30,000)	0.86	—	—
Forfeited/expired	(246,000)	4.01	—	—
Outstanding at February 29, 2020	9,535,000	$2.14	3.5	$8,680,000
Exercisable at February 29, 2020	9,497,000	$2.14	3.5	$8,656,000

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

The following assumptions were used to compute the fair value of warrants granted during the three months ended February 29, 2020:

For the Three Months ended
February 29, 2020
Strike price	$2.12
Term (years)	5.0
Volatility	120%
Risk-free rate	1.4%
Dividend yield	0.0%

Modification of Warrants

On February 12, 2020, the Company modified an aggregated of 245,625 warrants (the “Warrants”) that were originally granted to certain investors and consultants. The exercise price of the Warrants was reduced to $2.33 per share and the term of the Warrants were extended for 2 years from the original maturity date.

The Company received $20,000 cash from one of the investors as consideration for this modification. The Company immediately recognized approximately $0.1 million incremental stock-based compensation on February 12, 2020 based on the following weighted average assumptions:

	After Modification	Before Modification
Strike price	$2.33	$4.40
Term (years)	4.1	2.1
Volatility	122%	155%
Risk-free rate	1.4%	1.5%
Dividend yield	0.0%	0.0%

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Options Issued for Services

The following represents a summary of all outstanding options to purchase the Company’s common stock at February 29, 2020 and the changes during the period then ended:

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2019	1,200,000	$1.35	3.4	$453,000
Issued	150,000	1.50	4.8	—
Outstanding at February 29, 2020	1,350,000	$1.37	3.3	$1,965,000
Exercisable at February 29, 2020	1,230,000	$1.35	3.2	$1,810,000

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $4.5 million and $0.16 million as a result of the shares, outstanding warrants and options issued to consultants and employees during the three months ended February 29, 2020 and February 28, 2019, respectively.

As of February 29, 2020, the estimated unrecognized stock-based compensation associate with these agreements is approximately $0.12 million and will be fully recognized over the next 12 months.

Note 10 – Subsequent events

Amendments to Articles of Incorporation or Bylaws

On April 3, 2020, the Company’s Board of Directors authorized the creation of up to 500,000 shares of Class A Convertible Preferred Stock (the “Class A Preferred Shares”) and up to 1,000,000 shares of Class B Convertible Preferred Stock (the “Class B Preferred Shares”). On April 6, 2020, the Company filed a Certificate of Designations with the Secretary of Nevada creating such Class A and Class B Preferred Shares

Financing Agreements

On April 6, 2020, the Company entered into a securities purchase agreement (the “SPA”) with accredited investors (the “Investors”). Pursuant to the SPA, the Investors agreed to purchase:

•	76,566 shares of Series A Convertible Preferred Stock (the “Series A Preferred Shares”) in exchange for convertible debentures with principal and interest of $765,656

•	100,000 Series A Preferred Shares for cash of $1,000,000,

•	203,134 shares of Series B Convertible Preferred Stock (‘the “Series B Preferred Shares”) in exchange for convertible debentures with principal and interest of $2,031,342

•	100,000 Series B Preferred Shares for cash of $1,000,000 and

•	on April 17, 2020, 200,000 Series B Preferred Shares for $2,000,000 in cash.

By April 17, 2020, the Investors have the right to convert all remaining unconverted debt into 51,432 Series A Preferred Shares.

Debt Conversion

In March 2020, the Company converted approximately $1.2 million outstanding debt and interest into 1,110,497 shares of common stock.

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

Note on COVID-19

To date, the Covid-19 pandemic has not materially affected our Strontium89 supply chain or production schedule, although a slight delay in supply chain is probable and expected. However, the pandemic may present an opportunity for Strontium89. In an effort to reduce Covid-19 transmission to at-risk populations and lower the burden on healthcare systems, systems and organizations are seeking ways to redirect immunocompromised patients out of hospital settings and hospital care wherever possible. Cancer patients with bone metastases often receive daily radiation treatments at the hospital. Additionally, those with advanced bone metastases often present at the ER for skeletal-related events and breakthrough pain. Strontium89 has been used successfully to treat pain associated with bone metastases for over 30 years. As an injection given only every 90 days with significant efficacy levels and relatively minor side effects, Strontium89 is a solution that fulfills many of the needs uniquely represented by the Covid-19 pandemic. However, we are still assessing the potential for Strontium89 to fulfill this need and don’t yet know what the impact of that effort may be.

With respect to Covid-19, we are working on developing a potential treatment. It is early stage, but could be a very important tool in treating several infectious diseases that result in respiratory complications. Our technology partner and licensor, Mannin Research has received requests from, and submitted responses to, governmental organizations worldwide and philanthropic groups for information about the potential use of its biologic treatment for Covid-19. The potential treatment is based on the understanding that vascular leakage is a key driver of organ injury in diseases such as Acute Respiratory Distress Syndrome (ARDS) caused by viruses, including Covid-19. The Angiopoietin-Tie2 signaling pathway for the treatment of vascular permeability associated with pulmonary edema from respiratory infections like Covid -19, but also ARDS, SARS, seasonal Influenzas and others. There were 45 million symptomatic flu cases, 810,000 hospitalizations and 61,000 deaths – in the US alone during the 2017-2018 flu season, according to the CDC. We are in the early stages of investigations and preclinical evaluation of this potential drug and hope to collaborate with others on a global basis to advance this program as rapidly as possible. Even if it is ultimately too late to treat this season's Covid-19 outbreak, if effective, it could be utilized for seasonal influenzas and future similar pandemic viral threats

Metastron™ and Strontium-89 Chloride USP Injection

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

We have already received enquiries and orders from clinics and hospitals around the world. Through our US distribution partner, Jubilant RadiopharmaTM, we have the capability to reach patients in all 50 states. Our contract manufacturing facility, which is FDA approved to manufacture Strontium-89, is manufacturing initial commercial-scale quantities, with the first lot produced and shipped in February 2020. The first patient was dosed in early March, and recent feedback has been that they have had positive results that affirm the outcomes expected from our clinical data. We look forward to having many more patients benefit from the pain relief that Strontium89 can provide. Manufacturing will reach full production quantities in April, if no major interruptions occur due to COVID-19 restrictions on people or supply chain, materials, patients should start to receive treatment from April onwards. Commercial and marketing activities, including conferences (post COVID-19 restrictions) and sales, will commence concurrent with commercial availability. Strontium89 is reimbursed by Medicare and most insurance companies.

This is a major milestone for Q BioMed. We are now a revenue generating entity. We look forward to being able to help serve the unmet needs of the millions of patients suffering from debilitating pain associated with metastatic cancer in the bone. Years of well documented data prove that Strontium89 benefits this patient population. We believe this drug has a very important role to play as clinicians move toward proven non-opioid therapeutics for pain palliation.

We plan to launch the drug in global markets including Europe in 2020 and we have already seen interest from this region. This year Q BioMed will also plan to undertake further research for Strontium89 for potential label extension into therapeutic use for survival benefit in metastatic bone cancer through a Phase IV study as well as explore combination studies for enhancing the value proposition of the drug through better outcomes.

Our leadership team has been expanded with the addition of a Chief Commercial Officer as well as a Global Head of Regulatory Affairs who will focus on international regulatory access to markets beyond the US. We have proactively on-boarded our commercial team tasked with infrastructure set-up, including: medical information and pharmacovigilance, government contracting, marketing, contract sales and telesales. We have announced a distribution partnership with Jubilant Radiopharma who have all the capabilities we require to access the US market, including warehousing/inventory management, invoicing and customer service/ordering. Jubilant also has a sales team that calls on major providers, a national network of nuclear pharmacies in the U.S. and distribution and coverage throughout the U.S.

The global demand for access to generic drugs and non-opioid therapies has given Q BioMed access to a global market much sooner than expected and we continue to be extremely excited about its prospects to re-establish a deserved niche in the late stage cancer treatment landscape.

QBM001

There is currently no treatment for this 20,000 US and 250,000 worldwide subgroup of autistic children that are born each year and become minimally verbal or non-verbal. We recently filed for Orphan Drug Designation with the FDA and look forward to working with the regulators on this application. We worked with 7 centers of excellence for autism to define a differential diagnosis for our targeted subgroup, and all are on board. We completed a biomarker study that allows us to better define which children should be included in our planned trial. The biomarker also provided insight into how to improve the dosing. We believe that a highly targeted population with an improved, targeted dose, will allow our planned trials to be smaller and increase the likelihood of being successful. Having also identified an autism animal model with our biomarkers will also now accelerate our path to IND in 2021.

Uttroside-B

In 2019, we successfully synthesized the Uttroside B molecule from its natural plant-based source. We believe that we are the only entity to have successfully synthesized Uttroside B and have filed patents for the synthesis and method of use. The synthesized product is now being tested and to date has shown exact comparison to the natural product in the same liver cancer cell lines. Manufacturing scale-up and preclinical testing is being planned and is expected to start in the next quarter. We are excited about bringing a potential first line treatment to the liver cancer market as there are more than 40,000 liver cancer patients in the US diagnosed every year, with total diagnosis per year increasing 3% each year for the last 15 years. Each patient has a life expectancy of less than four months. Our initial data from both animals and cell lines suggests that our developing molecule could be very effective - as much as 10 times more effective than current treatments. As a result, we intend to bring this product to a proof of concept trial. If demonstrated, we will actively seek partnerships in order to realize a return on our investment.

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

The MAN Platform for other indications:

Mannin presented positive data on a potential new treatment for acute kidney injury (AKI) at the American Society of Nephrology’s annual meeting held on November 7, 2019 in Washington DC.

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

While Mannin is not developing a vaccine against infectious diseases, it is hoping to develop a new drug which would increase the survival rate of patients by reducing the severity of disease through enhancement of host-directed therapeutic response.

Mannin recently submitted a grant application to the U.S. National Institutes of Health for Small Business Technology Transfer Grant Applications for approximately US $0.2 million for the MAN-11 biologic. The studies will be conducted at Northwestern University to investigate treatment of vascular leakage to treat sepsis and other infectious diseases. Mannin has also been working with Canada’s National Research Council (NRC.CNRC) since December 2019 to support the development of the biologic. In September 2019, the German state of Saxony awarded Mannin an approximately US $7.7 million grant to advance the Mannin portfolio of vascular diseases, including development of the biologic.

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

Unaudited Results of Operations for the three months ended February 29, 2020 and February 28, 2019:

	For the Three Months ended
	February 29, 2020	February 28, 2019
Operating expenses:
General and administrative expenses	$5,570,000	$1,243,000
Research and development expenses	263,000	814,000
Total operating expenses	5,833,000	2,057,000

Other (income) expenses:
Interest expense	198,000	291,000
Change in fair value of embedded derivatives	(89,000)	27,000
Total other expenses	109,000	318,000

Net loss	$(5,942,000)	$(2,375,000)

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in operating expenses was mainly due to an increased charge in stock-based compensation compared to last year. We recorded approximately $4.5 million and $0.5 million of stock-based compensation under general and administrative expense during the three months ended February 29, 2020 and February 28, 2019, respectively.

Interest expenses

During the three months ended February 29, 2020, interest expense decreased to approximately $0.2 million from $0.3 million in the prior year.

The following table summarizes interest expenses incurred during the three months ended February 29, 2020 and February 28, 2019, respectively:

	For the Three Months ended
	February 29, 2020	February 28, 2019
Interest expense based on the coupon interest rate of the outstanding debt	$107,000	$55,000
Accretion of debt discount	91,000	236,000
Total interest expense	$198,000	$291,000

Change in fair value of embedded derivatives

We recognized approximately $89,000 gain and $27,000 loss resulting from the change in fair value of embedded contingent put options in convertible notes during the three months ended February 29, 2020 and February 28, 2019, respectively. The fluctuation is mainly due the change of stock price during the reporting periods.

Net loss

During the three months ended February 29, 2020 and February 28, 2019, we incurred net losses of approximately $5.9 million and $2.4 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of revenues and must cover our operating through debt and equity financings to allow us to continue as a going concern. We had approximately $0.7 million in cash as of February 29, 2020.  Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the Three Months ended
	February 29, 2020	February 28, 2019

Net cash (used in) provided by:
Operating activities	$(1,397,000)	$(1,371,000)
Financing activities	1,965,000	—
Net increase (decrease) in cash	$568,000	$(1,371,000)

Net cash used in operating activities was approximately $1.4 million for the three months ended February 29, 2020 as compared to approximately $1.4 million for the three months ended February 28, 2019.

Net cash provided by financing activities was approximately $2.0 million for the three months ended February 29, 2020, resulting from proceeds received from issuance of two debentures.  There were no activities for the three months ended February 28, 2019.

Commitments and Contingencies

Advisory Agreements

We entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which we agreed to issue shares of common stock as services are received.

Office Facility Agreement

In December 2016, we entered into a license to occupy a shared office facility in Cayman Islands for $30,000 per annum.  The initial term of the agreement ended in December 2019 and we renewed the agreement for another three years with the same terms.

This agreement does not identify a specific asset and does not convey the use of substantially all of the shared office capacity. As such, this agreement does not contain a lease under ASC 842. We recognize monthly license payments as incurred over the term of the arrangement.

The associated expense is classified within general and administrative expenses.

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the Three Months ended
	February 29, 2020	February 28, 2019
Consulting and legal expenses	$105,000	$102,000

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

On September 23, 2019, we entered into a settlement agreement with BNI and parties related to BNI. Pursuant to the terms of the settlement agreement, we settled our dispute with BNI and all parties to the litigation dismissed their claims in exchange for entering into a Second Amendment to the License Agreement (entered into on September 23, 2019) pursuant to which:

•	BNI agreed to immediately transfer and/or assign to us all intellectual property, patents and products that is owned by BNI that is related to Strontium-Chloride 89;

•	We agreed to issue BNI 50,000 shares of our common stock upon the entry into the settlement agreement and 100,000 shares of our common stock upon the approval of the U.S. Food and Drug Administration (“FDA”) approval of BNI’s Prior Approval Supplements filing
•	We agreed to make a cash payment to BNI of $25,000

•	We agreed to an on-going royalty payment of 3% on all gross profits derived by us from the sale of Strontium-Chloride 89 and MetastronTM; and

•	We agreed to assume fees and expenses related to (i) all outstanding CMO fees owed by BNI to IsoTherapeutics relating to Strontium-Chloride 89 (approximately $0.1 million), (ii) all outstanding fees owed by BNI to the FDA relating to Strontium-Chloride 89 (which BNI disclosed to be approximately $0.2 million) and (iii) related fees for the development and approval of Strontium-Chloride 89 following the date of the settlement agreement.

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

Q BIOMED INC.

Dated: April 13, 2020	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer