Form 10-Q
period 2020-05-31
Q BioMed Inc.
filed 2020-07-15
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	22,706,025 shares
(Class)	(Outstanding as at July 13, 2020)

Q BIOMED INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of May 31,	As of November 30,
	2020	2019
ASSETS
Current assets:
Cash	$3,019,841	$172,636
Accounts receivable	11,500	-
Prepaid expenses and other current assets	172,775	17,662
Total current assets	3,204,116	190,298
Intangible assets, net	425,000	450,000
Total Assets	$3,629,116	$640,298

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$350,650	$652,051
Accrued expenses	1,029,481	1,145,660
Accrued expenses - related party	4,000	7,500
Accrued interest payable	35,265	189,801
Convertible note payable, net	96,682	3,243,292
Total current liabilities	1,516,078	5,238,304

Long-term liabilities:
Convertible notes payable, net	-	447,335
Total long term liabilities	-	447,335
Total Liabilities	1,516,078	5,685,639

Commitments and Contingencies (Note 6)

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of May 31, 2020 and November 30, 2019
Convertible Series A, 500,000 shares designated - 227,998 and 0 shares issued and outstanding at May 31, 2020 and November 30, 2019, respectively	2,144,246	-
Convertible Series B, 1,000,000 shares designated - 503,134 and 0 shares issued and outstanding at May 31, 2020 and November 30, 2019, respectively	4,924,346	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 22,650,685 and 19,709,068 shares issued and outstanding as of May 31, 2020 and November 30, 2019, respectively	22,650	19,709
Additional paid-in capital	45,219,938	37,328,827
Accumulated deficit	(50,198,142)	(42,393,877)
Total Stockholders' Equity (Deficit)	2,113,038	(5,045,341)
Total Liabilities and Stockholders' Equity (Deficit)	$3,629,116	$640,298

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended		For the Six Months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net Sales	$15,000	$-	$15,000	$-
Cost of sales	34,695	-	34,695	-
Gross loss	(19,695)	-	(19,695)	-
Operating expenses:
General and administrative expenses	1,598,235	1,195,759	7,168,206	2,438,470
Research and development expenses	20,329	1,071,416	283,201	1,886,115
Total operating expenses	1,618,564	2,267,175	7,451,407	4,324,585
Loss from operations	(1,638,259)	(2,267,175)	(7,471,102)	(4,324,585)
Other (income) expenses:
Interest expense	85,085	369,972	282,601	660,644
Change in fair value of embedded derivatives	107,685	251,000	19,163	278,000
Loss on debt extinguishment	31,399	-	31,399	-
Total other expenses	224,169	620,972	333,163	938,644
Net loss	(1,862,428)	(2,888,147)	(7,804,265)	(5,263,229)
Accumulated dividend on convertible preferred stock	(84,472)	-	(84,472)	-
Deemed dividend on convertible preferred stock due to beneficial conversion feature	(482,945)	-	(482,945)	-
Net loss attributable to common stockholders	$(2,429,845)	$(2,888,147)	$(8,371,682)	$(5,263,229)

Net loss per share - basic and diluted	$(0.11)	$(0.20)	$(0.39)	$(0.36)

Weighted average shares outstanding, basic and diluted	22,174,051	14,577,312	21,247,998	14,491,881

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(Unaudited)

	For the Three Months Ended May 31, 2020
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance as of March 1, 2020	-	$-	-	$-	21,308,271	$21,308	$43,083,816	$(48,335,714)	$(5,230,590)
Issuance of Series A and Series B preferred stock for cash	100,000	975,000	300,000	2,975,000	-	-	-	-	3,950,000
Issuance of Series A and Series B preferred stock to convert notes payable	127,998	1,279,980	203,134	2,031,340	-	-	-	-	3,311,320
Offering cost related issuance of Series A and Series B preferred stock	-	(138,600)	-	(138,600)	-	-	277,200	-	-
Beneficial conversion feature of Series A convertible preferred stock	-	(252,786)	-	-	-	-	252,786	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series A convertible preferred stock	-	252,786	-	-	-	-	(252,786)	-	-
Beneficial conversion feature of Series B convertible preferred stock	-	-	-	(230,159)	-	-	230,159	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	-	230,159	-	-	(230,159)	-	-
Accumulated dividend on convertible preferred stock	-	27,866	-	56,606	-	-	(84,472)	-	-
Issuance of common stock to convert notes payable	-	-	-	-	1,292,996	1,293	1,598,194	-	1,599,487
Share based compensation for services	-	-	-	-	49,418	49	195,680	-	195,729
Share based compensation related to warrants modification	-	-	-	-	-	-	149,520	-	149,520
Net loss	-	-	-	-	-	-	-	(1,862,428)	(1,862,428)
Balance as of May 31, 2020	227,998	$2,144,246	503,134	$4,924,346	22,650,685	$22,650	$45,219,938	$(50,198,142)	$2,113,038

	For the Six Months Ended May 31, 2020
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance as of December 1, 2019	-	$-	-	$-	19,709,068	$19,709	$37,328,827	$(42,393,877)	$(5,045,341)
Issuance of Series A and Series B preferred stock for cash	100,000	975,000	300,000	2,975,000	-	-	-	-	3,950,000
Issuance of Series A and Series B preferred stock to convert notes payable and accrued interest	127,998	1,279,980	203,134	2,031,340	-	-	-	-	3,311,320
Offering cost related issuance of Series A and Series B preferred stock	-	(138,600)	-	(138,600)	-	-	277,200	-	-
Beneficial conversion feature of Series A convertible preferred stock	-	(252,786)	-	-	-	-	252,786	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series A convertible preferred stock	-	252,786	-	-	-	-	(252,786)	-	-
Beneficial conversion feature of Series B convertible preferred stock	-	-	-	(230,159)	-	-	230,159	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	-	230,159	-	-	(230,159)	-	-
Accumulated dividend on convertible preferred stock	-	27,866	-	56,606	-	-	(84,472)	-	-
Issuance of common stock to convert notes payable	-	-	-	-	2,811,198	2,811	2,732,489	-	2,735,300
Cashless warrants exercise	-	-	-	-	20,860	21	(21)	-	-
Share based compensation for services	-	-	-	-	109,559	109	4,710,907	-	4,711,016
Share based compensation related to warrants modification	-	-	-	-	-	-	255,008	-	255,008
Net loss	-	-	-	-	-	-	-	(7,804,265)	(7,804,265)
Balance as of May 31, 2020	227,998	$2,144,246	503,134	$4,924,346	22,650,685	$22,650	$45,219,938	$(50,198,142)	$2,113,038

Q BIOMED INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(Unaudited)

	For the Three Months Ended May 31, 2019
	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 1, 2019	14,466,155	$14,465	$32,477,729	$(34,489,229)	$(1,997,035)
Share based compensation for services	210,981	211	524,495	-	524,706
Net loss	-	-	-	(2,888,147)	(2,888,147)
Balance as of May 31, 2019	14,677,136	$14,676	$33,002,224	$(37,377,376)	$(4,360,476)

	For the Six Months Ended May 31, 2019
	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 1, 2018	14,290,236	$14,290	$31,994,129	$(32,114,147)	$(105,728)
Share based compensation for services	386,900	386	1,008,095	-	1,008,481
Net loss	-	-	-	(5,263,229)	(5,263,229)
Balance as of May 31, 2019	14,677,136	$14,676	$33,002,224	$(37,377,376)	$(4,360,476)

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months ended
	May 31, 2020	May 31, 2019
Cash flows from operating activities:
Net loss	$(7,804,265)	$(5,263,229)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	4,711,016	1,008,481
Share based compensation related to warrants modification	255,008	-
Change in fair value of embedded conversion option	19,163	278,000
Accretion of debt discount	133,291	518,340
Amortization expense	25,000	25,000
Loss on debt extinguishment	31,399	-
Changes in operating assets and liabilities:
Accounts receivable	(11,500)	-
Prepaid expenses and other current assets	(155,113)	(16,046)
Accounts payable and accrued expenses	(421,080)	720,861
Accrued interest payable	149,286	142,145
Net cash used in operating activities	(3,067,795)	(2,586,448)

Cash flows from financing activities:
Proceeds from issuance of Series A and Series B convertible preferred stock, net of issuance costs	3,950,000
Proceeds received from issuance of convertible note	1,965,000	-
Proceeds from investor advances	-	80,750
Net cash provided by financing activities	5,915,000	80,750

Net increase (decrease) in cash	2,847,205	(2,505,698)

Cash at beginning of period	172,636	2,684,413
Cash at end of the period	$3,019,841	$178,715

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$2,735,300	$-
Issuance of Series A and Series B preferred stock in exchange for outstanding convertible notes payable and accrued interest	$3,311,320	$-
Accumulated dividend on convertible preferred stock	$84,472	$-

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

Note 2 - Financial Condition, Going Concern and Management Plans

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

The Company does not generate material revenue from operations since inception and has limited assets upon which to commence its business operations.  Management anticipates that the Company will have to raise additional funds and/or generate significant revenue from drug sales within twelve months to continue operations. Additional funding will be needed to implement the Company’s business plan that includes various expenses such as fulfilling our obligations under licensing agreements, legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. If the Company is unable to raise sufficient funds, management will be forced to scale back the Company’s operations or cease its operations.

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Revenue Recognition

The core principle of Topic 606 (FASB ASC 606) is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revenue recognition guidance contained in Topic 606, to follow the five-step revenue recognition model along with other guidance impacted by this standard: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transportation price; (4) allocate the transportation price; (5) recognize revenue when or as the entity satisfies a performance obligation. Previous practices were broadly consistent with this approach, and the company determined the amount of revenue based on the amount customer paid or promised to pay.

The Company satisfies its performance obligation to deliver products when the customer has received the products, which is when title to the goods has transferred and the customer has control of the products. Payments from customers are generally received within 90 days of when the product is delivered.

Because the Company’s agreements have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash held in banks, accounts receivable and note receivable. Cash is maintained in accounts with financial institutions, which, at times may exceed the federal depository insurance coverage of $250,000. At May 31, 2020, the Company has not experienced losses on these cash accounts.

The Company sells its product through a global marketer wholesale distributors and specialty contracted pharmacies on 90-day or better payment terms. The Company continuously monitor the creditworthiness of our customers and have internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts primarily based on historical payment patterns, aging of receivable balances and general economic conditions.  Have not experienced any credit losses to-date.

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

Recently Adopted Standards

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 4 - Loss per share

Basic net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.  Diluted net loss per share was calculated by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive.

Potentially dilutive securities	May 31, 2020	November 30, 2019
Series A convertible preferred stock	2,280,000	-
Series B convertible preferred stock	2,997,000	-
Warrants	9,801,000	7,180,000
Stock Options	1,350,000	1,200,000
Convertible Notes	54,000	5,732,000
Potentially dilutive securities	16,482,000	14,112,000

Note 5 - Convertible Notes

	May 31, 2020	November 30, 2019
Convertible Notes Payable, current:
Principal value of 2018 Debenture	$-	$2,730,000
Fair value of bifurcated contingent put option	-	74,000
Debt discount	-	(61,000)
Carrying value of 2018 Debenture	-	2,743,000
Principal value of 2019 August Debenture	100,000	550,000
Debt discount	(3,000)	(50,000)
Carrying value of 2019 August Debenture	97,000	500,000
Total carrying value of convertible notes payable, current	$97,000	$3,243,000

Convertible Notes Payable, long-term:
Principal value of 2019 October Debenture	$-	$500,000
Fair value of bifurcated contingent put option	-	29,000
Debt discount	-	(82,000)
Carrying value of 2019 October Debenture	-	447,000
Total carrying value of convertible notes, long-term	$-	$447,000

During the six months ended May 31, 2020, the Company raised approximately $2.0 million from issuance of various debentures (the “Debentures”). The Debentures have a maturity date of June 6, 2021. The Debentures bear interest at the rate of 5.5% per annum, and on issuance, the Company paid to the holder a commitment fee equal to 2.5% of the amount of the Debentures.

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

	January 15, 2020	December 6, 2019
Strike price	$3.00	$3.00
Terms (years)	1.4	1.5
Volatility	97%	98%
Risk-free rate	1.7%	1.6%
Dividend yield	0%	0%

The following table summarizes key inputs for embedded convers features on the date of conversions:

Conversion Date
Strike price	$1.00 - $3.00
Terms (years)	0.8
Volatility	126%
Risk-free rate	0.2%
Dividend yield	0%

As of May 31, 2020, there are no notes outstanding with embedded conversion features.

Debt Conversion

The following table summarizes debt conversion during the six months ended May 31, 2020:

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Principal value of 2018 Debenture	$2,730,000
Remaining debt discount	(28,000)
Accrued interest	223,000
Fair value of bifurcated contingent put option	126,000
Sub-total	3,051,000
Principal value of 2019 Debenture	1,950,000
Remaining debt discount	(220,000)
Accrued interest	58,000
Fair value of bifurcated contingent put option	157,000
Sub-total	1,945,000
Principal value of 2020 Debenture	1,000,000
Remaining debt discount	(140,000)
Accrued interest	22,000
Fair value of bifurcated contingent put option	137,000
Sub-total	1,019,000
Total debt conversion amount	6,015,000

Fair value of Series A convertible preferred stock issued (127,998 shares)	1,280,000
Fair value of Series B convertible preferred stock issued (2,031,340 shares)	2,031,000
Fair value of common stock issued (2,811,198 shares)	2,735,000
Loss on debt extinguishment during the six months ended May 31, 2020	$(31,000)

Interest expense

Interest expense, included in the accompanying Condensed Consolidated Statements of Operations, is comprised of the following for each period presented:

	For the Three Months ended		For the Six Months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Interest expense based on the coupon interest rate of the outstanding debt	$43,000	$88,000	$150,000	$143,000
Accretion of debt discount	42,000	282,000	133,000	518,000
Total interest expense	$85,000	$370,000	$283,000	$661,000

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 7 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the Three Months ended		For the Six Months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Consulting and legal expenses	$105,000	$90,000	$210,000	$192,000

Note 8 - Stockholders’ Equity Deficit

Common Shares

Issuance of shares for services

During the six months ended May 31, 2020, the Company issued an aggregate of 0.1 million shares of the Company common stock to various vendors for advisory services, valued at approximately $0.2 million based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Preferred Shares

Amendments to Articles of Incorporation or Bylaws

On April 3, 2020, the Company’s Board of Directors authorized the creation of up to 500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Shares”) and up to 1,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Shares”). On April 6, 2020, the Company filed a Certificate of Designations with the Secretary of Nevada creating such Series A and Series B Preferred Shares (collectively, the “Preferred Shares”).

The original issue price and the liquidation value per share, as of May 31, 2020, of each class of preferred stock is as follows:

	Original Issue Price	Liquidation Value
	Per Share	Per Share
Series A Preferred Share	$10.00	$10.12
Series B Preferred Share	$10.00	$10.11

The following is a summary of the rights of the holders of the Preferred Shares:

Voting. Except to the extent required by law, the holders of the Preferred Shares do not have the right to vote on the matters that the holders of the common stock have the right to vote upon. The holders of the Preferred Shares may vote upon matters affecting the Preferred Shares, provided that if the vote concerns all Preferred Shares, the holders of the Series A Preferred Shares shall vote together with the holders of the Series B Preferred Shares.

Liquidation. The holders of the Preferred Shares have a liquidation preference over the holders of the common stock. Such preference consists of the right to receive upon the Company’s voluntary or involuntary liquidation, dissolution or winding up the liquidation value of each Series A and Series B Preferred Share prior to the payment of any amounts to the holders of the common stock. The liquidation value of each Series A and Series B Preferred Share shall be equal to $10 plus any accrued but unpaid dividends thereon.

Dividends. Every three months, the Company is required to pay each holder of Preferred Shares a dividend equal to 2% of the liquidation value of such shares (which is equal to 8% on annual basis). Such dividends shall be paid in shares of the Company’s common stock in an amount equal to the dollar amount of such payment divided by the VWAP of the Company’s common stock on the date that such dividend payment is due, provided that the Company may not issue such shares of common stock if such share issuance would cause the holder to beneficially own more than 9.99% of the Company’s common stock.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Conversion of Series A Preferred Shares. Each Series A Preferred Share may be converted into shares of the Company’s common stock in an amount that is equal to the liquidation value divided by $1.00. The Company may force the conversion of the Series A Preferred Shares if each of the following conditions (the “Forced Equity Conditions”) has been met:

(i)	on each trading day during the period beginning ten trading days prior to the forced conversion (the "Equity Conditions Measuring Period"), the VWAP of the Company’s common stock is in excess of $5.00,
(ii)	on each trading day during Equity Conditions Measuring Period, the dollar volume of the Company’s common stock traded is in excess of $750,000,
(iii)	on each day during the Equity Conditions Measuring Period, the shares of the Company’s common stock underlying the Series A Preferred Shares to be converted shall either (x) be registered for resale on an effective registration statement or (y) eligible for resale without restriction and without the need for registration under any applicable federal or state securities laws,
(iv)	on each day during the Equity Conditions Measuring Period, the Company’s common stock is designated for quotation on the Company’s principal market and shall not have been suspended from trading on such exchange or market nor shall delisting or suspension by such exchange or market been threatened or pending either (A) in writing by such exchange or market or (B) by falling below the then effective minimum listing maintenance requirements of such exchange or market; and
(v)	during the Equity Conditions Measuring Period, there shall not have occurred either (A) an Event of Default or (B) an event that with the passage of time or giving of notice would constitute an Event of Default.

Conversion of Series B Preferred Shares. Each Series B Preferred Share may be converted into shares of the Company’s common stock in an amount that is equal to the liquidation value divided by the applicable conversion rate. The conversion rate shall be the lower of: (a) $2.70 or (b) 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than $1.00; further provided that if the VWAP of the Company’s common stock for any 40 consecutive trading days is less than $1.00 for 30 of those days, then such floor conversion price shall be reduced from $1.00 to $0.35.

The Company may not issue shares of common stock upon pursuant to the conversions discussed above if such conversion would cause a holder to beneficially own more than 9.99% of our then outstanding common stock.

Financing Agreements

On April 6, 2020, the Company entered into a securities purchase agreement (the “SPA”) with accredited investors (the “Investors”). Pursuant to the SPA, the Company issued the following securities:

•	127,998 shares of Series A Convertible Preferred Stock (the “Series A”) in exchange for convertible debentures with principal and interest of approximately $1.3 million;
•	100,000 Series A Preferred Shares for cash of $1.0 million,
•	203,134 shares of Series B Convertible Preferred Stock (‘the “Series B”) in exchange for convertible debentures with principal and interest of approximately $2.0 million;
•	300,000 Series B Preferred Shares for cash of $3.0 million

The fair value of the Company’s common stock price on the issuance date is higher than the effective conversion price of both the Series A Preferred Shares and the Series B Preferred Shares (collectively, the “Preferred Shares”), therefore the Company recorded a beneficial conversion feature (“BCF”) of approximately $483,000 on the Preferred Shares. The discount to the aggregate stated value of the Preferred Shares, resulting from recognition of the BCF was immediately accreted as a reduction of additional paid-in capital and an increase in the carrying value of the Preferred Shares. The accretion is presented in the Consolidated Statement of Operations as a deemed dividend, increasing net loss to arrive at net loss attributable to common stockholders.

The Company had accumulated dividend payable on the Preferred Shares of approximately $84,000 as of May 31, 2020.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 9 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at May 31, 2020 and the changes during the period then ended:

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2019	7,180,000	$2.22	3.2	$2,463,000
Issued	3,065,000	2.13	4.5	-
Cashless exercise	(30,000)	0.86	-	-
Forfeited/expired	(414,000)	3.95	-	-
Outstanding at May 31, 2020	9,801,000	$2.11	3.4	$3,440,000
Exercisable at May 31, 2020	9,776,000	$2.11	3.4	$3,440,000

During the six months ended May 31, 2020, the Company issued 1,500,000 warrants to the Company’s two officers in exchange for services rendered. The warrants are exercisable into shares of the Company’s common stock in six months from their issuance until five years from the date of issuance at an exercise price of $2.12 per share.

During the six months ended May 31, 2020, the Company issued 901,000 warrants to certain consultants and service providers in exchange for services rendered. The warrants are exercisable into shares of the Company’s common stock between 3-5 years from the date of issuance at an exercise price between $2.00 to $2.12 per share.

During the six months ended May 31, 2020, the Company issued 250,000 warrants to certain consultants for legal services provided regarding issuance of Preferred Shares and preparation of registration statement. The warrants are exercisable into shares of the Company’s common stock in six months from their issuance until five years from the date of issuance at an exercise price of $2.12 per share. The Company recorded approximately $0.1 million as a direct offering cost in Stockholders’ equity with a net effect of zero.

The following assumptions were used to compute the fair value of warrants granted during the six months ended May 31, 2020:

For the Six Months ended
May 31, 2020
Strike price	$2.12
Term (years)	5.0
Volatility	120%
Risk-free rate	1.3%
Dividend yield	0.0%

Modification of Warrants

On February 12, 2020, the Company modified an aggregated of 245,625 warrants that were originally granted to certain investors and consultants. The exercise price of the Warrants was reduced to $2.33 per share and the term of the warrants were extended for 2 years from the original maturity date. The Company received $20,000 cash from one of the investors as consideration for this modification.

On May 1, 2020, the Company modified an aggregated of 168,000 warrants that were originally granted to certain consultants. The exercise price of the warrants was reduced to $2.00 per share and the term of the warrants were extended for 2-3 years from the original maturity date.

The Company immediately recognized approximately $0.1 million and $0.2 million of incremental stock-based compensation for the modifications during the three and six months ended May 31, 2020, respectively based on the following weighted average assumptions:

	After Modification	Before Modification
Strike price	$2.20	$4.20
Term (years)	3.7	1.5
Volatility	124%	164%
Risk-free rate	0.9%	1.1%
Dividend yield	0.0%	0.0%

Options Issued for Services

The following represents a summary of all outstanding options to purchase the Company’s common stock at May 31, 2020 and the changes during the period then ended:

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2019	1,200,000	$1.35	3.4	$453,000
Issued	150,000	1.50	4.5	-
Outstanding at May 31, 2020	1,350,000	$1.37	3.1	$769,000
Exercisable at May 31, 2020	1,260,000	$1.36	2.9	$735,000

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $4.7 million and $0.3 million as a result of the shares, outstanding warrants and options issued to consultants and employees during the six months ended May 31, 2020 and 2019, respectively.

As of May 31, 2020, the estimated unrecognized stock-based compensation associate with these agreements is approximately $33,000 and will be fully recognized over the next 9 months.

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

Since our inception, we have been busy building value ranging from potential blockbuster drugs to revenue producing opportunities. Our mission is to solve problems by accelerating the development of important therapies and the availability of those therapies to patients.

We are extremely pleased to have reached our initial goal of becoming a commercial pharmaceutical company in the start of 2020.

Strontium89 – FDA Approved Drug Launched

On February 12, 2020, we launched Strontium89 (Strontium Chloride Sr-89 Injection, USP), our FDA approved non-opioid drug which has been shown to relieve the pain associated with cancer that has metastasized to bone. Our contract manufacturing facility, which is FDA approved to produce Strontium89, is manufacturing commercial-scale quantities now. Our new Strontium89 website has been launched and outreach to health care professionals and patients has commenced. The response has been positive thus far and it is very gratifying to have already impacted those suffering from cancer bone pain.

We expect to book incremental revenues in the current quarter, even as COVID restrictions have limited our access to hospitals and physicians.

In several multicenter, placebo-controlled trials in cancer patients with pain from bone metastases, pain relief occurred in more patients treated with a single injection of Strontium89 than in patients treated with an injection of placebo. Strontium89 is administered intravenously once every three months and for some patients can reduce or even eliminate the need for opioid analgesics. (Please see Important Safety Information and the full Prescribing Information on our website www.strontium 89.com.)

The opioid crisis is pervasive, and clinicians worldwide are being asked to re-examine opioid use. Over 10 million people around the world suffer from pain associated with metastatic cancer in the bone and can benefit from Strontium89.

Through our distribution partner, Jubilant RadiopharmaTM, we have the capability to reach patients in all 50 U.S. states. Commercial and marketing activities, including marketing at conferences and direct sales, have commenced concurrent with commercial availability. Strontium89 is reimbursed by Medicare, Medicaid and most insurance companies.

Near term, this opportunity will provide us revenue. We also plan to launch the drug in several substantial international markets during 2020 and 2021. Looking to the future, we are assembling a world class scientific advisory board to assist in market access and plan Phase 4 clinical trial programs that may expand the indication beyond palliation into a therapeutic use that may increase patient survival, accessing the much larger therapeutic market. A comparative drug in the radiopharmaceutical space was purchased by Bayer for $2.9 billion in 2013 with peak sales projected by Bayer exceeding $1 billion a year.

As we reflect on our mission of finding undervalued assets and advancing them to increased value, we are proud to say that we believe that we are accomplishing that goal.

Launching Strontium89 distinguishes us from publicly traded biotech companies that have yet to launch a regulatory approved commercial product and generate revenues. Building a robust pipeline, we continue to work closely with our technology partners to develop treatments for unmet needs in multi-billion-dollar markets.

Mannin Technology Collaboration - COVID19, Glaucoma and Others

Our technology partner Mannin Research Inc. (Mannin) was recently granted up to $7.7 million in Europe, which will fund 65 percent of every dollar incurred to advance a portfolio of therapeutic assets for vascular diseases currently in development at Mannin, including: glaucoma, cardiovascular diseases, acute kidney disease, and infectious diseases such as influenza and coronavirus, among others.

Given the urgent need for therapeutics to treat COVID-19, Mannin is rapidly accelerating the time to the first clinical milestone for MAN-19. An Investigational New Drug (IND) application (or similar clinical trial proposal) to regulators are planned for late 2020.

It is important to note that we believe that the MAN-19 therapeutic is virus-agnostic, which makes it relevant to other viral diseases today like influenza and future viral pandemic outbreaks. Therefore, a successful infectious disease application in COVID-19 could position MAN-19 as a potential government stockpile drug for inevitable future pandemics. Furthermore, a successful proof-of-concept clinical trial with MAN-19 in COVID-19 patients would provide the clinical dataset to quickly support the development of therapeutics for other vascular diseases such as sepsis, acute kidney injury, and of course glaucoma. All of these are large markets with significant potential.

We continue to support the development of Mannin’s MAN-01 and MAN-11 therapeutics, a novel small-molecule, and novel biologic therapeutic for glaucoma, respectively. There are over 60 million patients worldwide with primary open-angle glaucoma. The MAN-01 program is developing topical drops designed to reduce pressure build-up in the eye by assisting with, and correcting, drainage problems in tiny vessels in the eye. We have advanced this asset from ‘concept to compound’ and have seen very promising preliminary data that inspires confidence in the program and the market it addresses. Again, as we assess this against our mission, we have found a unique opportunity in a neglected market with significant potential and are advancing it towards real value.

Our next steps for the MAN-01 and MAN-11 programs are to initiate toxicology studies in 2021, with the goal of initiating a Phase 1 proof of concept trial in late 2021. These successful data points should command a significant value proposition with potential partner companies that have a specific interest in ophthalmology.

GDF 15 Diagnostic for Glaucoma - In Clinical Trial and Product Development and FDA approval anticipated early 2021

In early 2019, we licensed a diagnostic biomarker known as GDF-15 for determining the severity of glaucoma from Washington University in St. Louis. GDF-15 is a perfect companion diagnostic for the MAN-01 and MAN-11 drugs, as well as a novel tool for practicing ophthalmologists and drug developers, because it allows them to assess the efficacy of the treatment or disease progression in their practice. This product represents a unique opportunity and current clinical trials are yielding promising results. In partnership with Mannin Research Inc. and McMaster University, we are nearing the completion of development of an in-vitro-diagnostic (IVD) with both point-of-care (detection in a doctor’s office) as well as an external laboratory-based detection (i.e. for use in existing CLIA laboratories using existing diagnostic equipment). We anticipate completion of the IVD device by the end of 2020 with submission to the FDA (510K) for in vitro diagnostic approval in early 2021.

UTTROSIDE B - Liver Cancer Chemotherapeutic

We are innovating in the treatment of liver cancer, a disease indication that currently has a high unmet need. Currently, there are only two approved first-line therapies. We licensed and have advanced Uttroside-B, a new molecule that showed ten times the potency of the current standard of care in early pre-clinical investigation. Uttroside-B was discovered in the leaf of the Black Nightshade plant in India. As it is not feasible to use the plant as the source for a drug, we successfully synthesized the molecule thereby creating an exact replica of the naturally occurring chemical compound. We are now preparing to advance this into a pre-clinical program leading to an orphan drug application and IND application with the FDA and a proof of concept clinical program. If we are successful in achieving a positive proof of concept, we would expect the commercial market to recognize the additional value created in this billion-dollar market.

QBM-001 – Early Stage Treatment for young minimally verbal children on the Autism Spectrum

While our immediate focus is on the above-mentioned assets, we are also developing a new drug candidate to treat young children with pediatric minimally verbal autism. The advancement of this program will depend on the availability of funds and resources as we prioritize our clinical development milestones. There is no effective treatment available to help an estimated 250,000 children born with the condition worldwide each year, 20,000 of them in the U.S. We are working on a discovery and development program to address this highly unmet need. In that regard, we recently filed an Orphan Drug application with the FDA based on a collaboration that resulted in a breakthrough discovery examining 1,953 autistic biomarkers that could identify the condition in a narrow patient population. We are in communication with the FDA's Office of Orphan Products Development and hope to be successful in the orphan designation.

Corporate Strategic Goals

Since our inception five years ago, we have been busy building value ranging from potential blockbuster drugs to revenue producing opportunities. Our mission is to solve problems by accelerating the development of important therapies and availability of those therapies to patients. We believe we are creating value for our shareholders as we approach some significant milestones and catalysts. To that end, early this quarter we completed a debt restructuring and financing resulting in the conversion of approximately $4 million in debt to equity and a new cash investment of $4 million. This transaction had a very positive impact on our balance sheet and shareholder equity improving from negative $5 million to positive $2.1 million and positions us well for a Nasdaq up-listing once our share price reaches the required metric and we implement the necessary corporate structure and board composition.

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

Unaudited Results of Operations for the three months ended May 31, 2020 and 2019:

	For the Three Months ended
	May 31, 2020	May 31, 2019
Net Sales	$15,000	$-
Cost of sales	34,695	-
Gross loss	(19,695)	-
Operating expenses:
General and administrative expenses	1,598,235	1,195,759
Research and development expenses	20,329	1,071,416
Total operating expenses	1,618,564	2,267,175
Loss from operations	(1,638,259)	(2,267,175)
Other (income) expenses:
Interest expense	85,085	369,972
Change in fair value of embedded derivatives	107,685	251,000
Loss on debt extinguishment	31,399	-
Total other expenses	224,169	620,972
Net loss	$(1,862,428)	$(2,888,147)

Net Sales

During the three months ended May 31, 2020, we recognized $15,000 revenue from sale of Strontium89.

Cost of Sales

During the three months ended May 31, 2020, we recognized approximately $35,000 cost of sales. These costs were related to raw materials cost, manufacturing cost and distribution cost.

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in general and administrative expenses was due to an increased charge in stock-based compensation compared to last year. We recorded approximately $641,000 and $123,000 of stock-based compensation under general and administrative expense during the three months ended May 31, 2020 and 2019, respectively. The decrease in research and development compared to last year was mainly due to less fees incurred in connection with the license agreements with Mannin and Washington University.

Interest expenses

During the three months ended May 31, 2020, interest expense decreased to approximately $85,000 from $370,000 in the prior year due primarily to the exchange of outstanding Debentures for Series A and Series B preferred stock.

The following table summarizes interest expenses incurred during the three months ended May 31, 2020 and 2019, respectively:

	For the Three Months ended
	May 31, 2020	May 31, 2019
Interest expense based on the coupon interest rate of the outstanding debt	$43,000	$88,000
Accretion of debt discount	42,000	282,000
Total interest expense	$85,000	$370,000

Change in fair value of embedded derivatives

We recognized approximately $108,000 and $251,000 loss resulting from the change in fair value of embedded contingent put options in convertible notes during the three months ended May 31, 2020 and 2019, respectively. The fluctuation is mainly due the change of stock price during the reporting periods and conversion of existing debt, reducing the penalty payments due.

Loss on debt extinguishment

We recognized approximately $31,000 loss due to the exchange outstanding Debentures to common shares and preferred shares during the three months ended May 31, 2020.

Net loss

During the three months ended May 31, 2020 and 2019, we incurred net losses of approximately $2.3 million and $2.9 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Unaudited Results of Operations for the six months ended May 31, 2020 and 2019:

	For the Six Months ended
	May 31, 2020	May 31, 2019
Net Sales	$15,000	$-
Cost of sales	34,695	-
Gross loss	(19,695)	-
Operating expenses:
General and administrative expenses	7,168,206	2,438,470
Research and development expenses	283,201	1,886,115
Total operating expenses	7,451,407	4,324,585
Loss from operations	(7,471,102)	(4,324,585)
Other (income) expenses:
Interest expense	282,601	660,644
Change in fair value of embedded derivatives	19,163	278,000
Loss on debt extinguishment	31,399	-
Total other expenses	333,163	938,644
Net loss	$(7,804,265)	$(5,263,229)

Net Sales

During the six months ended May 31, 2020, we recognized $15,000 revenue from sale of Strontium89.

Cost of Sales

During the three months ended May 31, 2020, we recognized approximately $35,000 cost of sales. These costs were related to raw materials cost, manufacturing cost and distribution cost.

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in general and administrative expenses was due to an increased charge in stock-based compensation compared to last year. We recorded approximately $4.7 million and $1.0 million of stock-based compensation under general and administrative expense during the six months ended May 31, 2020 and 2019, respectively. The decrease in research and development compared to last year was mainly due to less fees incurred in connection with the license agreements with Mannin and Washington University.

Interest expenses

During the six months ended May 31, 2020, interest expense decreased to approximately $283,000 from $661,000 in the prior year due primarily to the exchange of outstanding Debentures for Series A and Series B preferred stock.

The following table summarizes interest expenses incurred during the six months ended May 31, 2020 and 2019, respectively:

	For the Six Months ended
	May 31, 2020	May 31, 2019
Interest expense based on the coupon interest rate of the outstanding debt	$150,000	$143,000
Accretion of debt discount	133,000	518,000
Total interest expense	$283,000	$661,000

Change in fair value of embedded derivatives

We recognized approximately $19,000 and $278,000 loss resulting from the change in fair value of embedded contingent put options in convertible notes during the six months ended May 31, 2020 and 2019, respectively. The fluctuation is mainly due the change of stock price during the reporting periods and conversion of existing debt, reducing the penalty payments due.

Loss on debt extinguishment

We recognized approximately $31,000 loss due to the exchange outstanding Debentures to common shares and preferred shares during the six months ended May 31, 2020.

Net loss

During the six months ended May 31, 2020 and 2019, we incurred net losses of approximately $8.2 million and $5.3 million, respectively.  Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of significant revenues and must cover our operating through debt and equity financings to allow us to continue as a going concern. We had approximately $3 million in cash as of May 31, 2020.  Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the Six Months ended
	May 31, 2020	May 31, 2019
Net cash (used in) provided by:
Operating activities	$(3,068,000)	$(2,586,000)
Financing activities	5,915,000	81,000
Net increase (decrease) in cash	$2,847,000	$(2,505,000)

Net cash used in operating activities was approximately $3.1 million for the six months ended May 31, 2020 as compared to approximately $2.6 million for the six months ended May 31, 2019.

Net cash provided by financing activities was approximately $5.9 million for the six months ended May 31, 2020 as compared to approximately $81,000 for the six months ended May 31, 2019. The net cash provided in the 2020 period relates to proceeds received from the issuance of debentures and preferred shares.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the Three Months ended		For the Six Months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Consulting and legal expenses	$105,000	$90,000	$210,000	$192,000

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

None.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Q BIOMED INC.

Dated: July 15, 2020	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer