Form 10-Q
period 2020-08-31
Q BioMed Inc.
filed 2020-10-14
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-55535

Q BIOMED INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0967746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	23,410,573 shares
(Class)	(Outstanding as at October 12, 2020)

Q BIOMED INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of August 31,	As of November 30,
	2020	2019
ASSETS
Current assets:
Cash	$1,326,359	$172,636
Accounts receivable	12,300	-
Prepaid expenses and other current assets	133,964	17,662
Total current assets	1,472,623	190,298
Intangible assets, net	412,500	450,000
Total Assets	$1,885,123	$640,298

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$357,973	$652,051
Accrued expenses	1,265,571	1,145,660
Accrued expenses - related party	4,000	7,500
Accrued interest payable	40,876	189,801
Convertible note payable, net	-	3,243,292
Total current liabilities	1,668,420	5,238,304

Long-term liabilities:
Convertible notes payable, net	90,096	447,335
Total long-term liabilities	90,096	447,335
Total Liabilities	1,758,516	5,685,639

Commitments and Contingencies (Note 6)

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of August 31, 2020 and November 30, 2019
Convertible Series A, 500,000 shares designated - 227,998 and 0 shares issued and outstanding at August 31, 2020 and November 30, 2019, respectively	2,189,846	-
Convertible Series B, 1,000,000 shares designated - 503,134 and 0 shares issued and outstanding at August 31, 2020 and November 30, 2019, respectively	5,024,973	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 22,774,232 and 19,709,068 shares issued and outstanding as of August 31, 2020 and November 30, 2019, respectively	22,774	19,709
Additional paid-in capital	45,345,017	37,328,827
Accumulated deficit	(52,456,003)	(42,393,877)
Total Stockholders' Equity (Deficit)	126,607	(5,045,341)
Total Liabilities and Stockholders' Equity (Deficit)	$1,885,123	$640,298

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months ended		For the Nine Months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Net Sales	$15,000	$-	$30,000	$-
Cost of sales	158,516	-	193,211	-
Gross loss	(143,516)	-	(163,211)	-
Operating expenses:
General and administrative expenses	1,491,613	968,383	8,659,819	3,406,853
Research and development expenses	613,707	786,600	896,908	2,672,715
Total operating expenses	2,105,320	1,754,983	9,556,727	6,079,568
Loss from operations	(2,248,836)	(1,754,983)	(9,719,938)	(6,079,568)
Other (income) expenses:
Interest expense	9,025	476,627	291,626	1,137,271
Change in fair value of embedded derivatives	-	118,000	19,163	396,000
Loss on induced conversion of debt	-	197,078	-	197,078
Loss on debt extinguishment	-	-	31,399	-
Total other expenses	9,025	791,705	342,188	1,730,349
Net loss	(2,257,861)	(2,546,688)	(10,062,126)	(7,809,917)
Accumulated dividend on convertible preferred stock	(146,227)	-	(230,699)	-
Deemed dividend on convertible preferred stock due to beneficial conversion feature	-	-	(482,945)	-
Net loss attributable to common stockholders	$(2,404,088)	$(2,546,688)	$(10,775,770)	$(7,809,917)

Net loss per share - basic and diluted	$(0.11)	$(0.17)	$(0.50)	$(0.54)

Weighted average shares outstanding, basic and diluted	22,433,141	14,756,302	21,731,159	14,580,630

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(Unaudited)

	For the Three Months Ended August 31, 2020
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance as of June 1, 2020	227,998	$2,144,246	503,134	$4,924,346	22,650,685	$22,650	$45,219,938	$(50,198,142)	$2,113,038
Accumulated dividend on convertible preferred stock	-	45,600	-	100,627	-	-	(146,227)	-	-
Share based compensation for services	-	-	-	-	123,547	124	271,306	-	271,430
Net loss	-	-	-	-	-	-	-	(2,257,861)	(2,257,861)
Balance as of August 31, 2020	227,998	$2,189,846	503,134	$5,024,973	22,774,232	$22,774	$45,345,017	$(52,456,003)	$126,607

	For the Nine Months Ended August 31, 2020
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance as of December 1, 2019	-	$-	-	$-	19,709,068	$19,709	$37,328,827	$(42,393,877)	$(5,045,341)
Issuance of Series A and Series B preferred stock for cash	100,000	975,000	300,000	2,975,000	-	-	-	-	3,950,000
Issuance of Series A and Series B preferred stock to convert notes payable and accrued interest	127,998	1,279,980	203,134	2,031,340	-	-	-	-	3,311,320
Offering cost related issuance of Series A and Series B preferred stock	-	(138,600)	-	(138,600)	-	-	277,200	-	-
Beneficial conversion feature of Series A convertible preferred stock	-	(252,786)	-	-	-	-	252,786	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series A convertible preferred stock	-	252,786	-	-	-	-	(252,786)	-	-
Beneficial conversion feature of Series B convertible preferred stock	-	-	-	(230,159)	-	-	230,159	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	-	230,159	-	-	(230,159)	-	-
Accumulated dividend on convertible preferred stock	-	73,466	-	157,233	-	-	(230,699)	-	-
Issuance of common stock to convert notes payable	-	-	-	-	2,811,198	2,811	2,732,489	-	2,735,300
Cashless warrants exercise	-	-	-	-	20,860	21	(21)	-	-
Share based compensation for services	-	-	-	-	233,106	233	4,982,213	-	4,982,446
Share based compensation related to warrants modification	-	-	-	-	-	-	255,008	-	255,008
Net loss	-	-	-	-	-	-	-	(10,062,126)	(10,062,126)
Balance as of August 31, 2020	227,998	$2,189,846	503,134	$5,024,973	22,774,232	$22,774	$45,345,017	$(52,456,003)	$126,607

Q BIOMED INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
(Unaudited)

	For the Three Months Ended August 31, 2019
	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 1, 2019	14,677,136	$14,676	$33,002,224	$(37,377,376)	$(4,360,476)
Share based compensation for services	139,641	141	340,986	-	341,127
Issuance of common stock to partially convert notes payable	146,863	147	293,579	-	293,726
Issuance of common stock as inducement to partially convert notes payable	187,693	188	196,890	-	197,078
Issuance of common stock to defer monthly contingent payment of convertible note	30,894	30	32,408	-	32,438
Net loss	-	-	-	(2,546,688)	(2,546,688)
Balance as of August 31, 2019	15,182,227	$15,182	$33,866,087	$(39,924,064)	$(6,042,795)

	For the Nine Months Ended August 31, 2019
	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 1, 2018	14,290,236	$14,290	$31,994,129	$(32,114,147)	$(105,728)
Share based compensation for services	526,541	527	1,349,081	-	1,349,608
Issuance of common stock to partially convert notes payable	146,863	147	293,579	-	293,726
Issuance of common stock as inducement to partially convert notes payable	187,693	188	196,890	-	197,078
Issuance of common stock to defer monthly contingent payment of convertible note	30,894	30	32,408	-	32,438
Net loss	-	-	-	(7,809,917)	(7,809,917)
Balance as of August 31, 2019	15,182,227	$15,182	$33,866,087	$(39,924,064)	$(6,042,795)

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months ended
	August 31, 2020	August 31, 2019
Cash flows from operating activities:
Net loss	$(10,062,126)	$(7,809,917)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	4,982,446	1,349,608
Share based compensation related to warrants modification	255,008	-
Change in fair value of embedded conversion option	19,163	396,000
Accretion of debt discount	136,705	907,437
Amortization expense	37,500	37,500
Loss on debt extinguishment	31,399	-
Loss on induced conversion of debt	-	197,078
Non-cash interest expense	-	32,438
Changes in operating assets and liabilities:
Accounts receivable	(12,300)	-
Prepaid expenses	(116,302)	(16,046)
Accounts payable and accrued expenses	(187,667)	1,646,699
Accrued expenses - related party	-	17,500
Accrued interest payable	154,897	165,713
Net cash used in operating activities	(4,761,277)	(3,075,990)

Cash flows from financing activities:
Proceeds from issuance of Series A and Series B convertible preferred stock, net of issuance costs	3,950,000	-
Proceeds received from issuance of convertible note	1,965,000	500,000
Proceeds from investor advances	-	193,250
Net cash provided by financing activities	5,915,000	693,250

Net increase (decrease) in cash	1,153,723	(2,382,740)

Cash at beginning of period	172,636	2,684,413
Cash at end of the period	$1,326,359	$301,673

Supplemental disclosures:
Cash paid for interest	$-	$31,524.00
Cash paid for income taxes	$-	$-

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$2,735,300	$293,726.00
Accrued debt issuance costs	$-	$15,000.00
Issuance of Series A and Series B preferred stock in exchange for outstanding convertible notes payable and accrued interest	$3,311,320	$-
Accumulated dividend on convertible preferred stock	$230,699	$-
Shares payable related to debt modification	$10,000	$-

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

The impact of the worldwide spread of a novel strain of coronavirus (“COVID-19”) has been unprecedented and unpredictable, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations and its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash held in banks and accounts receivable. Cash is maintained in accounts with financial institutions, which, at times may exceed the federal depository insurance coverage of $250,000. At August 31, 2020, the Company has not experienced losses on these cash accounts.

The Company sells its product through a global marketer, wholesale distributors and specialty contracted pharmacies on 90-day or better payment terms. The Company continuously monitors the creditworthiness of its customers and adheres to internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts primarily based on historical payment patterns, aging of receivable balances and general economic conditions. The Company has not experienced any credit losses to-date.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for the Company on December 1, 2022, Early adoption is permitted, but no earlier than December 1, 2021. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

Potentially dilutive securities	August 31, 2020	November 30, 2019
Series A convertible preferred stock	2,280,000	-
Series B convertible preferred stock	3,787,000	-
Warrants	9,801,000	7,180,000
Stock Options	2,150,000	1,200,000
Convertible Notes	56,000	5,732,000
Potentially dilutive securities	18,074,000	14,112,000

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Convertible Notes

	August 31, 2020	November 30, 2019
Convertible Notes Payable, current:
Principal value of 2018 Debenture	$-	$2,730,000
Fair value of bifurcated contingent put option	-	74,000
Debt discount	-	(61,000)
Carrying value of 2018 Debenture	-	2,743,000
Principal value of 2019 August Debenture	-	550,000
Debt discount	-	(50,000)
Carrying value of 2019 August Debenture	-	500,000
Total carrying value of convertible notes payable, current	$-	$3,243,000

Convertible Notes Payable, long-term:
Principal value of 2019 October Debenture	$-	$500,000
Fair value of bifurcated contingent put option	-	29,000
Debt discount	-	(82,000)
Carrying value of 2019 October Debenture	-	447,000
Principal value of 2019 August Debenture	100,000	-
Debt discount	(10,000)	-
Carrying value of 2019 August Debenture	90,000	-
Total carrying value of convertible notes, long-term	$90,000	$447,000

During the nine months ended August 31, 2020, the Company raised approximately $2.0 million from the issuance of various debentures (the “Debentures”). The Debentures have a maturity date of June 6, 2021. The Debentures bear interest at the rate of 5.5% per annum, and on issuance, the Company paid to the holder a commitment fee equal to 2.5% of the amount of the Debentures.

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

Upon issuance of the Debentures, the Company recognized a debt discount of approximately $0.3 million, resulting from the recognition of issuance costs of $35,000 and a bifurcated embedded derivative of $0.3 million. The monthly payment provision within the Debentures is a contingent put option that is required to be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value of the monthly payment provision by estimating the probability of the occurrence of a Triggering Date and applying the probability to the discounted maximum redemption premium for any given payment with the following key inputs:

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

	January 15, 2020	December 6, 2019
Strike price	$3.00	$3.00
Terms (years)	1.4	1.5
Volatility	97%	98%
Risk-free rate	1.7%	1.6%
Dividend yield	0%	0%

The following table summarizes key inputs for embedded convers features on the date of conversions:

Conversion Date
Strike price	$1.00 - $3.00
Terms (years)	0.8
Volatility	126%
Risk-free rate	0.2%
Dividend yield	0%

As of August 31, 2020, there are no notes outstanding with embedded conversion features.

Debt Conversion

The following table summarizes debt conversion during the nine months ended August 31, 2020:

Principal value of 2018 Debenture	$2,730,000
Remaining debt discount	(28,000)
Accrued interest	223,000
Fair value of bifurcated contingent put option	126,000
Sub-total	3,051,000
Principal value of 2019 Debenture	1,950,000
Remaining debt discount	(220,000)
Accrued interest	58,000
Fair value of bifurcated contingent put option	157,000
Sub-total	1,945,000
Principal value of 2020 Debenture	1,000,000
Remaining debt discount	(140,000)
Accrued interest	22,000
Fair value of bifurcated contingent put option	137,000
Sub-total	1,019,000
Total debt conversion amount	6,015,000

Fair value of Series A convertible preferred stock issued (127,998 shares)	1,280,000
Fair value of Series B convertible preferred stock issued (2,031,340 shares)	2,031,000
Fair value of common stock issued (2,811,198 shares)	2,735,000
Loss on debt extinguishment during the nine months ended August 31, 2020	$(31,000)

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Debt Modification

On August 25, 2020, the Company entered into an extension agreement (the “Agreement”) with the holder of August 2019 debenture (the “Holder”) to extend the maturity date from August 29, 2020 to September 30, 2021. As a consideration, the Company agreed to issue the Holder $10,000 worth of common stock on or before September 30, 2020 based on the closing price on August 25, 2020. The Agreement was recognized as a debt modification. The Company recognized an additional $10,000 debt discount on the amendment date, which will be amortized to interest expense over the remaining term of the debt.

Interest expense

Interest expense, included in the accompanying Condensed Consolidated Statements of Operations, is comprised of the following for each period presented:

	For the Three Months ended		For the Nine Months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Interest expense based on the coupon interest rate of the outstanding debt	$6,000	55,000	$156,000	166,000
Accretion of debt discount	3,000	390,000	136,000	907,000
Costs incurred to defer monthly contingent payments of convertible notes	-	32,000	-	64,000
Total interest expense	$9,000	$477,000	$292,000	$1,137,000

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

Note 7 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the Three Months ended		For the Nine Months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Consulting and legal expenses	$105,000	$78,000	$315,000	$270,000

Note 8 - Stockholders’ Equity Deficit

Common Shares

Issuance of shares for services

During the nine months ended August 31, 2020, the Company issued an aggregate of 0.2 million shares of the Company common stock to various vendors for advisory services, valued at approximately $0.5 million based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

The original issue price and the liquidation value per share, as of August 31, 2020, of each class of preferred stock is as follows:

	Original Issue Price	Liquidation Value
	Per Share	Per Share
Series A Preferred Share	$10.00	$10.32
Series B Preferred Share	$10.00	$10.31

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

The fair value of the Company’s common stock on the issuance date is higher than the effective conversion price of both the Series A Preferred Shares and the Series B Preferred Shares (collectively, the “Preferred Shares”), therefore the Company recorded a beneficial conversion feature (“BCF”) of approximately $0.5 million on the Preferred Shares. The discount to the aggregate stated value of the Preferred Shares, resulting from recognition of the BCF was immediately accreted as a reduction of additional paid-in capital and an increase in the carrying value of the Preferred Shares. The accretion is presented in the Consolidated Statement of Operations as a deemed dividend, increasing net loss to arrive at net loss attributable to common stockholders.

The Company had accumulated dividends payable on the Preferred Shares of approximately $0.2 million as of August 31, 2020.

Q BIOMED INC.
Notes to Condensed Consolidated Financial Statements

Note 9 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at May 31, 2020 and the changes during the period then ended:

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2019	7,180,000	$2.22	3.2	$2,463,000
Issued	3,065,000	2.13	4.3	-
Cashless exercise	(30,000)	0.86	-	-
Forfeited/expired	(414,000)	3.95	-	-
Outstanding at August 31, 2020	9,801,000	$2.11	3.1	$1,668,000
Exercisable at August 31, 2020	9,788,000	$2.11	3.1	$1,668,000

During the nine months ended August 31, 2020, the Company issued 1,500,000 warrants to the Company’s two officers in exchange for services rendered. The warrants are exercisable into shares of the Company’s common stock in six months from their issuance until five years from the date of issuance at an exercise price of $2.12 per share.

During the nine months ended August 31, 2020, the Company issued 901,000 warrants to certain consultants and service providers in exchange for services rendered. The warrants are exercisable into shares of the Company’s common stock between 3-5 years from the date of issuance at an exercise price between $2.00 to $2.12 per share.

During the nine months ended August 31, 2020, the Company issued 250,000 warrants to certain consultants for legal services provided regarding issuance of Preferred Shares and preparation of registration statement. The warrants are exercisable into shares of the Company’s common stock in six months from their issuance until five years from the date of issuance at an exercise price of $2.12 per share. The Company recorded approximately $0.1 million as a direct offering cost in Stockholders’ equity.

The following assumptions were used to estimate the fair value of warrants granted during the nine months ended August 31, 2020:

For the Nine Months ended
August 31, 2020
Strike price	$2.12
Term (years)	5.0
Volatility	120%
Risk-free rate	1.3%
Dividend yield	0.0%

Modification of Warrants

On February 12, 2020, the Company modified an aggregate of 245,625 warrants that were originally granted to certain investors and consultants. The exercise price of the warrants was reduced to $2.33 per share and the term of the warrants were extended for 2 years from the original expiration date. The Company received $20,000 cash from one of the investors as consideration for this modification.

On May 1, 2020, the Company modified an aggregated of 168,000 warrants that were originally granted to certain consultants. The exercise price of the warrants was reduced to $2.00 per share and the term of the warrants were extended for 2-3 years from the original expiration date.

Q BIOMED INC.
Notes to Condensed Consolidated Financial Statements

The Company immediately recognized approximately $0.2 million of incremental stock-based compensation for the modifications during the nine months ended August 31, 2020 based on the following weighted average assumptions:

	After Modification	Before Modification
Strike price	$2.20	$4.20
Term (years)	3.7	1.5
Volatility	124%	164%
Risk-free rate	0.9%	1.1%
Dividend yield	0.0%	0.0%

Options Issued for Services

The following represents a summary of all outstanding options to purchase the Company’s common stock at August 31, 2020 and the changes during the period then ended:

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2019	1,200,000	$1.35	3.4	$721,000
Issued	950,000	1.46	4.9	-
Outstanding at August 31, 2020	2,150,000	$1.40	3.6	$161,000
Exercisable at August 31, 2020	1,290,000	$1.36	2.7	$161,000

The following assumptions were used to compute the fair value of options granted during the nine months ended August 31, 2020:

For the Nine Months ended
August 31, 2020
Strike price	$1.46
Term (years)	5.00
Volatility	115%
Risk-free rate	0.5%
Dividend yield	0.0%

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $5 million and $0.5 million as a result of the shares, outstanding warrants and options issued to consultants and employees during the nine months ended August 31, 2020 and 2019, respectively.

As of August 31, 2020, the estimated unrecognized stock-based compensation associate with these agreements is approximately $0.9 million and will be fully recognized over the next 12 months.

Note 10 – Subsequent Events

On September 15, 2020, the Company issued 416,667 shares of common stock to Mannin to settle outstanding payables of $0.75 million, which was net of $61,000 receivables. The fair value the common shares was approximately $0.55 million on September 15, 2020.

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

Strontium89 - FDA Approved Drug Launched

The COVID-19 pandemic slowed the diagnosis and treatment of cancer in many patients throughout spring and into summer, and severely limited the industry’s access to physicians due to restrictions on access and availability. Despite these challenges, the reintroduction of Strontium89 has received a warm response and enthusiasm from physicians who are pleased that it is once again available for the benefit of their patients.

We are aware of free-standing clinics in at least eight states that are undergoing the required operational steps to become a ‘Strontium89 practice’, including having it on their radioactive materials license, with several clinics already up and running with patients being treated. Beginning in October, we expect treatment with Strontium89 in the hospital out-patient setting will be fully reimbursed by Medicare and Medicaid. Once this is approved, we will launch a hospital-focused marketing initiative and expect to see hospitals more actively treat patients as well.

We are deploying a multi-channel marketing campaign, driving awareness among our target audiences, both on the physician and the patient side. We will exhibit Strontium89 at several conferences including ASTRO (American Society of Therapeutic Radiation Oncology) and ONS (Oncology Nursing Society) and will begin speaker programs later this fall. Virtual and live sales calls have been ongoing since June within the confines of COVID-19 access and we intend to expand our field force efforts in the last quarter of 2020.

In September 2020, we launched our international ‘Named Patient’ program that enables physicians worldwide to order Strontium89 for their patients in need, and we consider the response to this program to be robust with orders pending from at least seven other countries (we had one order in the United Kingdom, but sadly the patient succumbed to his condition prior to treatment.) The regulatory registration process for full commercial access in the EU has commenced, with pan-EU approval expected by end of year. In parallel, we are midway through the registration process in many other countries, with approvals expected to begin in our fourth quarter of 2020 and to continue into our next fiscal year.

We anticipate revenues from Strontium89 to continue to ramp up in our fourth quarter as we build capacity and demand worldwide. Looking towards 2021, we are assessing several potential clinical trial programs that may expand the indication beyond palliation into a therapeutic use that may increase patient survival, accessing the much larger therapeutic market.

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

Given the urgent need for therapeutics to treat COVID-19, Mannin is rapidly accelerating the time to the first clinical milestone for MAN-19. An Investigational New Drug (IND) application (or similar clinical trial proposal) to regulators are planned for late 2020 with trials expected to begin in the first quarter of our 2021 fiscal year.

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

GDF 15 Diagnostic for Glaucoma - In Clinical Trial and Product Development and FDA approval anticipated early 2021

In early 2019, we licensed a diagnostic biomarker known as GDF-15 for determining the severity of glaucoma from Washington University in St. Louis. GDF-15 is a perfect companion diagnostic for the MAN-01 and MAN-11 drugs, as well as a novel tool for practicing ophthalmologists and drug developers, because it allows them to assess the efficacy of the treatment or disease progression in their practice. This product represents a unique opportunity and current clinical trials are yielding promising results. In partnership with Mannin Research Inc. and McMaster University, we are nearing the completion of development of an in-vitro-diagnostic (IVD) with both point-of-care (detection in a doctor’s office) as well as an external laboratory-based detection (i.e. for use in existing CLIA laboratories using existing diagnostic equipment). We anticipate completion of the IVD device by the end of March 2021 with submission to the FDA (510K) for in vitro diagnostic approval in late 2021.

UTTROSIDE B - Liver Cancer Chemotherapeutic

We are innovating in the treatment of liver cancer, a disease indication that currently has a high unmet need. Currently, there are only two approved first-line therapies. We licensed and have advanced Uttroside-B, a new molecule that showed ten times the potency of the current standard of care in early pre-clinical investigation. Uttroside-B was discovered in the leaf of the Black Nightshade plant in India. As it is not feasible to use the plant as the source for a drug, we successfully synthesized the molecule thereby creating an exact replica of the naturally occurring chemical compound. We are now preparing to advance this into a pre-clinical program leading to an orphan drug application and IND application with the FDA and a proof of concept clinical program. Initiation of scale up and GMP material has begun. If we are successful in achieving a positive proof of concept, we would expect the commercial market to recognize the additional value created in this billion-dollar market.

QBM-001 - Early Stage Treatment for young minimally verbal children on the Autism Spectrum

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

Corporate Strategic Goals

Since our inception seven years ago, we have been busy building value ranging from potential blockbuster drugs to revenue producing opportunities. Our mission is to solve problems by accelerating the development of important therapies and availability of those therapies to patients. We believe we are creating value for our shareholders as we approach some significant milestones and catalysts. To that end, early this year we completed a debt restructuring and financing resulting in the conversion of approximately $4 million in debt to equity and a new cash investment of $4 million. This transaction had a very positive impact on our balance sheet and shareholder equity improving from negative $5 million to a positive balance and positions us well for an up-listing once our share price reaches the required metric and we implement the necessary corporate structure and board composition. It is our goal to uplist as soon as possible and anticipate this milestone by year end, though we cannot guarantee that it will occur by then if at all.

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

Unaudited Results of Operations for the three months ended August 31, 2020 and 2019:

	For the Three Months ended
	August 31, 2020	August 31, 2019
Net Sales	$15,000	$-
Cost of sales	158,516	-
Gross loss	(143,516)	-
Operating expenses:
General and administrative expenses	1,491,613	968,383
Research and development expenses	613,707	786,600
Total operating expenses	2,105,320	1,754,983
Loss from operations	(2,248,836)	(1,754,983)
Other (income) expenses:
Interest expense	9,025	476,627
Change in fair value of embedded derivatives	-	118,000
Total other expenses	9,025	791,705
Net loss	$(2,257,861)	$(2,546,688)

Net Sales

During the three months ended August 31, 2020, we recognized $15,000 revenue from sale of Strontium89.

Cost of Sales

During the three months ended August 31, 2020, we recognized approximately $0.2 million cost of sales. These costs were related to raw materials cost, manufacturing cost and distribution cost.

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in general and administrative expenses was due to an increased charge in investor relations compared to the same period in the prior year. The decrease in research and development compared to the same period in the prior year was mainly due to less fees incurred in connection with the license agreements with Mannin.

Interest expenses

During the three months ended August 31, 2020, interest expense decreased to approximately $9,000 from $0.5 million in same period in the prior year due primarily to the exchange of outstanding Debentures for Series A and Series B preferred stock.

The following table summarizes interest expenses incurred during the three months ended August 31, 2020 and 2019, respectively:

	For the Three Months ended
	August 31, 2020	August 31, 2019
Interest expense based on the coupon interest rate of the outstanding debt	$6,000	$55,000
Accretion of debt discount	3,000	390,000
Costs incurred to defer monthly contingent payments of convertible notes	-	32,000
Total interest expense	$9,000	$477,000

Change in fair value of embedded derivatives

We recognized $0 and approximately $0.1 million loss resulting from the change in fair value of embedded contingent put options in convertible notes during the three months ended August 31, 2020 and 2019, respectively. All embedded derivatives were extinguished as of May 31, 2020.

Loss on Induced Conversion of Debt

During the three months ended August 31, 2019, we recognized a loss of $0.2 million resulting from the share settlement of deferral fee and additional shares issued beyond conversion terms for conversion of $0.2 million principal and accrued interest of $0.1 million on 2018 Debentures.

Net loss

During the three months ended August 31, 2020 and 2019, we incurred net losses of approximately $2.3 million and $2.5 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Unaudited Results of Operations for the nine months ended August 31, 2020 and 2019:

	For the Nine Months ended
	August 31, 2020	August 31, 2019
Net Sales	$30,000	$-
Cost of sales	193,211	-
Gross loss	(163,211)	-
Operating expenses:
General and administrative expenses	8,659,819	3,406,853
Research and development expenses	896,908	2,672,715
Total operating expenses	9,556,727	6,079,568
Loss from operations	(9,719,938)	(6,079,568)
Other (income) expenses:
Interest expense	291,626	1,137,271
Change in fair value of embedded derivatives	19,163	396,000
Loss on debt extinguishment	31,399	-
Total other expenses	342,188	1,730,349
Net loss	$(10,062,126)	$(7,809,917)

Net Sales

During the nine months ended August 31, 2020, we recognized $30,000 revenue from sale of Strontium89.

Cost of Sales

During the nine months ended August 31, 2020, we recognized approximately $0.2 million cost of sales. These costs were related to raw materials cost, manufacturing cost and distribution cost.

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in general and administrative expenses was due to an increased charge in stock-based compensation and consulting expense compared to the same period in the prior year. We recorded approximately $5.2 million and $1.3 million of stock-based compensation under general and administrative expense during the nine months ended August 31, 2020 and 2019, respectively. The decrease in research and development compared to the same period in the prior year was mainly due to less fees incurred in connection with the license agreements with Mannin.

Interest expenses

During the nine months ended August 31, 2020, interest expense decreased to approximately $0.3 million from $1.1 million in the same period in the prior year due primarily to the exchange of outstanding Debentures for Series A and Series B preferred stock.

The following table summarizes interest expenses incurred during the nine months ended August 31, 2020 and 2019, respectively:

	For the Nine Months ended
	August 31, 2020	August 31, 2019
Interest expense based on the coupon interest rate of the outstanding debt	$156,000	$166,000
Accretion of debt discount	136,000	907,000
Costs incurred to defer monthly contingent payments of convertible notes	-	64,000
Total interest expense	$292,000	$1,137,000

Change in fair value of embedded derivatives

We recognized approximately $19,000 and $0.4 million loss resulting from the change in fair value of embedded contingent put options in convertible notes during the nine months ended August 31, 2020 and 2019, respectively. The fluctuation is mainly due the change of stock price during the reporting periods and conversion of existing debt, reducing the penalty payments due.

Loss on debt extinguishment

We recognized approximately $31,000 loss due to the exchange outstanding Debentures to common shares and preferred shares during the nine months ended August 31, 2020.

Net loss

During the nine months ended August 31, 2020 and 2019, we incurred net losses of approximately $10.1 million and $7.8 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of significant revenues and must cover our operating through debt and equity financings to allow us to continue as a going concern. We had approximately $1.3 million in cash as of August 31, 2020. Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the Nine Months ended
	August 31, 2020	August 31, 2019
Net cash (used in) provided by:
Operating activities	$(4,761,000)	$(3,076,000)
Financing activities	5,915,000	693,000
Net increase (decrease) in cash	$1,154,000	$(2,383,000)

Net Cash Used in Operating Activities

During the nine months ended August 31, 2020, operating activities used $4.8 million of cash, resulting from a net loss of $10.1 million, partially offset by $5.2 million of share -based compensation, other non-cash expenses $0.2 million and changes in our operating assets and liabilities. During the nine months ended August 31, 2019, operating activities used $3.1 million of cash, resulting from a net loss of $7.8 million, partially offset by $1.3 million of share-based compensation, change in fair value of embedded conversion options of $0.4 million, and non-cash interest expense resulting from accretion of debt discounts of $0.9 million and changes in our operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended August 31, 2020 and 2019 was $5.9 million and $0.6 million, respectively. The net cash provided in the 2020 period relates to proceeds received from the issuance of preferred shares and debentures.  The net cash provided in the 2019 period relates to proceeds received from the issuance of debentures and investor advances.

Commitments and Contingencies

Legal

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows:

	For the Three Months ended		For the Nine Months ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Consulting and legal expenses	$105,000	$78,000	$315,000	$270,000

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2020, we issued 416,667 shares of common stock to Mannin to settle outstanding payables of $0.75 million , which was net of $61,000 receivables.

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

Q BIOMED INC.

Dated: October 14, 2020	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer