Form 10-K
period 2020-11-30
Q BioMed Inc.
filed 2021-03-01
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

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

366 Madison Avenue,11.30.2020 3rd Floor

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $36,590,243 as of May 31, 2020.

As of February 23, 2021, there were 25,859,400 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our” and the “Company” mean Q BioMed Inc. and, where applicable, our wholly-owned subsidiaries; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the U.S. Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

FORM 10-K

For the fiscal year ended November 30, 2020

PART I

ITEM 1. BUSINESS

We are a commercial stage biotechnology acceleration and development company focused on acquiring and in-licensing pre-clinical, clinical-stage and approved life sciences therapeutic products. Currently, we have a portfolio of five therapeutic products, including an FDA approved radiopharmaceutical for metastatic bone cancer pain (Strontium-89 and MetastronTM) and three development stage products: QBM-001 for rare pediatric non-verbal autism spectrum disorder, Uttroside-B for liver cancer, and MAN 01 for glaucoma. Our licensed MAN platform has several potential therapeutics in development in various indications, including vascular and infectious diseases. The infectious diseases we may ultimately treat include influenza, COVID-19, Ebola and others. We aim to maximize risk-adjusted returns by focusing on multiple assets throughout the discovery and development cycle. We expect to benefit from early positioning in illiquid and/or less well known privately-held assets, thereby enabling us to capitalize on valuation growth as these assets move forward in their development.

We aim to acquire, or license and have assembled, a pipeline of multiple therapeutics in development stages ranging from early pre-clinical to commercial ready. Our model seeks to diversify risk by broadening the therapeutic areas we work in as well as providing multiple catalysts as we advance assets through the clinical and regulatory process.

In 2020, we began generating revenue from our Strontium-89 product for pain palliation in bone metastases as well as explore commencing a therapeutic expansion post-marketing phase 4 trial for Strontium-89. We also intend to file investigational new drug applications, or INDs in mid 2021, with the Canadian and U.S. regulators for MAN-19 for Acute Respiratory Diseases Syndrome (caused by COVID-19) and later for each of our Uttroside-B and MAN 01 assets for the treatment of liver cancer and glaucoma, respectively. We also intend to advance our QBM-001 asset to address a non-verbal learning disorder in autistic children.

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

General Information

We were incorporated in the State of Nevada on November 22, 2013. In June 2015, we became a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies.

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

Our Research and Development Activities

As a biomedical acceleration and development company, research and development is a core aspect of our business. In the fiscal years ended November 30, 2020 and 2019, we incurred approximately $1.9 million and $3.5 million, respectively, in research and development activities.

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

On February 13, 2020 we announced the launch of our FDA approved non-opioid drug Strontium-89 (Strontium Chloride Sr-89 Injection, USP) which has been shown to relieve the persistent pain associated with cancer that has metastasized to bone. In several multicenter, placebo-controlled trials in cancer patients with persistent pain after external beam radiation therapy for bone metastases, pain relief occurred in more patients treated with a single injection of Strontium-89 than in patients treated with an injection of placebo, with a greater percentage of patients experiencing pain scores of zero with no use of rescue opioid analgesics. Median duration of pain palliation has been shown to be 2 to 5 months. Strontium-89 can be re-dosed every 90 days.

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

We have received inquiries from distributors, clinics and hospitals worldwide and expect to be able to generate sales outside the US this year. Through our US distribution partner, Jubilant RadiopharmaTM, we have the capability to reach patients in all 50 states. Our contract manufacturing facility, which is FDA approved to manufacture Strontium-89, is manufacturing initial commercial-scale quantities, with the first lot produced and shipped in February 2020. The first patient was dosed in early March 2020. Manufacturing of full production quantities has occurred, but major interruptions due to COVID-19 restrictions on people and supply chains have slowed our commercial rollout. Any expired and scrapped inventories have been written off. We expect to be fully commercial in the second quarter of 2021.

Becoming a revenue generating entity is a major milestone for Q BioMed. We look forward to being able to help serve the unmet needs of the millions of patients suffering from debilitating pain associated with metastatic cancer in the bone. Years of well documented data prove that Strontium-89 benefits this patient population. We believe this drug has an important role to play as clinicians move toward proven non-opioid therapeutics for pain palliation.

We plan to launch the Strontium-89 in global markets, including Europe, in 2021, and we have already seen interest from this region. In 2021, we also plan to undertake further research for Strontium-89 for potential label extension into therapeutic use for survival benefit in metastatic bone cancer through a Phase IV study as well as to explore combination studies for enhancing the value proposition of the drug through better outcomes.

Our leadership team has been expanded with the addition of a Chief Commercial Officer as well as a Global Head of Regulatory Affairs who will focus on international regulatory access to markets beyond the United States. We have proactively on-boarded our commercial team tasked with infrastructure set-up, including medical information and pharmacovigilance, government contracting, marketing, contract sales and telesales. We have announced a distribution partnership with Jubilant Radiopharma who have all the capabilities we require to access the U.S. market, including warehousing/inventory management, invoicing and customer service/ordering. Jubilant also has a sales team that calls on major providers, a national network of nuclear pharmacies in the United States and distribution and coverage throughout the United States.

The global demand for access to generic drugs and non-opioid therapies has given Q BioMed access to a global market much sooner than expected and we continue to be extremely excited about its prospects to re-establish a deserved niche in the late stage cancer treatment landscape.

Mannin Intellectual Property

On October 29, 2015, we entered into a Patent and Technology License and Purchase Option Agreement, as amended in March 2019, with Mannin whereby we were granted a worldwide, exclusive license on, and option to acquire, certain Mannin intellectual property, or IP, within a four-year term.

The Mannin IP is initially focused on developing a first-in-class eye drop treatment for glaucoma. The technology platform may be expanded in scope beyond ophthalmological uses and may include cystic kidney disease, cardiovascular diseases and infectious disease. This platform technology has application in many disease states that result in ‘leaky’ vessels and the inefficient flow of fluids, like the recent COVID-19 outbreak. During the years ended November 30, 2020 and 2019, we respectively incurred approximately $1.0 million and $2.1 million of research and development expenses under our license with Mannin. The purchase price for the Mannin IP is $30.0 million less the amount of cash paid by us for development and the value of the Common Stock issued to the vendor. We can make this all or part of this payment in stock, provided that such stock does not represent 15% or more of our issued and outstanding Common Stock.

In the event that: (i) we do not exercise the option to purchase the Mannin IP; or (ii) we fail to make a diligent, good faith and commercially reasonable effort to progress the Mannin IP, all Mannin IP shall revert back to Mannin and we shall be granted the right to collect twice the monies invested through that date of reversion by way of a royalty along with other consideration which may be perpetual.

On March 26, 2019, we extended the option period of the initial agreement that was entered into on October 29, 2015. The extension period was extended to October 29, 2021 and 100,000 shares was issued in exchange for the extension.

On September 1, 2020, we further amended the license agreement allowing Mannin to grant an exclusive license to Mannin GmbH (its wholly owned German subsidiary) in order fully take advantage of the German government grant to Mannin. The agreement also confirms our ongoing investment into the Tie2 platform to create, and therefore maintain economic value for us and our shareholders. We have agreed to contribute funds in Mannin GmbH. We shall pay Mannin $1.5 million in cash payable in three instalments, thereof $0.7 million of which has been paid, $0.4 million of which was due on December 31, 2020 and $0.4 million to be paid by June 30, 2021. In addition, we paid to Mannin $0.75 million in shares of our common stock valued as of June 15, 2020, in full satisfaction of R&D payables, contracted by Mannin in development of the Tie2 platform. We continue to have the right to 100% of the revenues, if any, derived from the Mannin Tie2 technology platform, until such time that Mannin and its subsidiaries have independently raised at least $2 million in funds, at which time the parties have agreed to a profit share structure reducing our future capital commitments to Mannin R&D.

MAN-01 and GDF15

There are over 60 million patients worldwide with primary open-angle glaucoma. MAN-01 aims to reduce the pressure build-up in the eye by assisting with, and correcting, drainage problems in tiny vessels in the eye called the Schlemm’s Canal. MAN-01 is being designed to target these unique and extremely important vessels, as over 70% of all fluid in the eye flows through the Schlemm’s Canal. Currently, the MAN-01 program is finalizing its preclinical lead candidate optimization by completing a series of ophthalmic in vivo studies to demonstrate efficacy. After successful completion of the in vivo studies, Mannin Research will begin preparing for preclinical toxicology and filing of its IND. Our research shows that the drug’s mechanism of action may ameliorate vessel damage in several other diseases such as: kidney disease, cardiovascular disease, and against infectious diseases, such as influenza and the current COVID-19 outbreak. We believe these programs comprise a multi-disease platform technology that has several valuable applications. Adding the GDF15 biomarker to our portfolio is a significant step to securing a unique product offering that put precision medicine and patient specific treatment in the hands of clinicians. GDF15 is a companion diagnostic marker to the MAN-01 drug for determining the severity of glaucoma using the expression levels of Growth Differentiation Factor 15 (GDF15). Determining the severity of glaucoma using this biomarker will aid in treatment decisions for patients diagnosed with, and being treated for, glaucoma. Recent buyouts in the Biotechnology space has us believing that large pharma companies could be looking for valuable assets like this with multiple downlines because of expiring patient protection on current drugs. Our collaborators at the Washington University in St. Louis are currently examining the effectiveness of GDF15 as a clinical biomarker in a clinical trial. In parallel, Q BioMed and Mannin Research are working with the Biointerfaces Institute at McMaster University in Ontario, Canada to develop a GDF15 biomarker diagnostic kit for monitoring glaucoma severity and progression. The aim is to develop a simple integrated diagnostic test that can be performed at a physician’s office with no external, expensive equipment.

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

Mannin is developing new therapeutics to treat a variety of vascular diseases, including COVID-19 which originated in Wuhan, China, with a rapidly rising number of deaths and confirmed cases. COVID-19 has been declared a Global Health Emergency by the World Health Organization (WHO).

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

QBM-001

Among the more than 60,000 US children who develop autism spectrum disorders, or ASD, every year, approximately 20,000 become nonverbal and will have to rely on assisted living for the rest of their lives. In parallel to ASD-002, we have been developing a product, QBM-001, intended to treat the rare condition - pediatric minimally verbal autism. Many of the children who miss this potential treatment window between the age of 2 and 5 years old may become non-verbal for the rest of their lives. Currently, there is no treatment for this rare disorder.

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

We filed an orphan drug application for our QBM-001 drug candidate in June 2019. We need to supplement our application with additional data and intend on refiling the supplemented application in 2021. We also plan on filing an IND for QBM-001 in 2021.

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

The initial cost to acquire the exclusive license for Uttroside-B was $10,000. In addition to royalties based upon net sales of the product candidate, if any, we are required to make additional payments upon the following milestones:

•	the completion of certain preclinical studies;

•	the filing of an investigational new drug application with the US Food and Drug Administration or the filing of the equivalent application with an equivalent governmental agency;

•	successful completion of each of Phase I, Phase II and Phase III clinical trials;

•	FDA approval of the product candidate;

•	approval by the foreign equivalent of the FDA of the product candidate;

•	achieving certain worldwide net sales; and

•	a change of control of our Company.

Subject to the terms of the exclusive license for Uttroside-B, we will be in control of the development and commercialization of the product candidate and are responsible for the costs of such development and commercialization. We are obligated to undertake a good-faith commitment to (i) fund the pre-clinical trials and (ii) to initiate a Phase II clinical trial within six years of the date of the Agreement. Failure to show a good-faith effort to meet those goals would mean that the exclusive license for Uttroside-B would revert to the licensors.

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

There are currently few marketed drugs for the treatment of liver cancer. Sorafinib, a tryosine kinase inhibitor, is the first to market and market leader. Current sales of sorafinib are estimated at $1 billion per year.

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

As it is not feasible to use the plant as the source for a drug, we successfully synthesized the molecule thereby creating an exact replica of the naturally occurring chemical compound. In a joint research program with India-based Chemveda Life Sciences in 2017, we initiated this very complex and challenging synthesis program. After 2 years, the exceptional chemists at Chemveda and our scientists, succeeded. The synthetic molecule has now been tested in comparison to the original plant molecule and the results confirm the same efficacy against the same liver cancer cell lines. We are now optimizing the synthesis of the molecule and are conducting free clinical testing on the initial output from that process and are preparing to advance this into a preclinical program. During the year ended November 30, 2020 and 2019, total fees paid to Chemveda Life Sciences was $0.2 million and $50,000, respectively.

Note on COVID-19

To date, the COVID-19 pandemic has not materially affected our Strontium-89 supply chain or production schedule, although a slight delay in supply chain is probable and expected. The Pandemic has impacted how patients and physicians interact and our ability to connect with our physician customers and clinic administrators and various government regulators was severely limited and has delayed our entry into the market. Any expired and scrapped inventories have been written off. However, the pandemic may present an opportunity for Strontium-89. In an effort to reduce COVID-19 transmission to at-risk populations and lower the burden on healthcare systems, systems and organizations are seeking ways to redirect immunocompromised patients out of hospital settings and hospital care wherever possible. Cancer patients with bone metastases often receive daily radiation treatments at the hospital. Additionally, those with advanced bone metastases often present at the ER for skeletal-related events and breakthrough pain. Strontium-89 has been used successfully to treat pain associated with bone metastases for over 30 years. As an injection is given only once every 90 days with significant efficacy levels and relatively minor side effects, Strontium-89 is a solution that fulfills many of the needs uniquely represented by the COVID-19 pandemic. However, we are still assessing the potential for Strontium-89 to fulfill this need and do not yet know what the impact of that effort may be.

With respect to COVID-19, we are working on developing a potential treatment. It is in the early stages of development but could prove to be an important tool in treating several infectious diseases that result in respiratory complications. Our technology partner and licensor, Mannin Research, has received requests from, and submitted responses to, governmental organizations worldwide and philanthropic groups for information about the potential use of its biologic treatment for COVID-19. The potential treatment is based on the understanding that vascular leakage is a key driver of organ injury in diseases such as Acute Respiratory Distress Syndrome (ARDS) caused by viruses, including COVID-19. The Angiopoietin-Tie2 signaling pathway for the treatment of vascular permeability associated with pulmonary edema from respiratory infections like COVID-19, but also ARDS, SARS, seasonal Influenzas and others. There were 45 million symptomatic flu cases, 810,000 hospitalizations and 61,000 deaths – in the United States alone during the 2017-2018 flu season, according to the CDC. We are in the early stages of investigations and preclinical evaluation of this potential drug and hope to collaborate with others on a global basis to advance this program as rapidly as possible. Even if it is ultimately too late to treat this season’s COVID-19 outbreak, if effective, it could be utilized for seasonal influenzas and future similar pandemic viral threats

Patents and Intellectual Property Rights

If products we acquire do not have adequate intellectual protection, we will take the necessary steps to protect our proprietary therapeutic product candidate assets and associated technologies that are important to our business consisting of seeking and maintaining domestic and international patents. These may cover our products and compositions, their methods of use and processes for their manufacture and any other inventions that may be commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business. Our competitive position depends on our ability to obtain patents on our technologies and our potential products, to defend our patents, to protect our trade secrets and to operate without infringing valid and enforceable patents or trade secrets of others. We seek licenses from others as appropriate to enhance or maintain our competitive position.

We hold a license to all intellectual property related to each of MAN 01, the drug candidate for the treatment of Primary Open Angle Glaucoma and all other potential therapeutics that may originate from the platform, and the Uttroside-B platform. We own the intellectual property four our SR89, our generic Strontium-89 Chloride product candidate for metastatic cancer bone pain therapy, and MetastronTM, our branded Strontium-89 Chloride product candidate for metastatic cancer bone pain therapy. We are not subject to a license for QBM-001, the combination drug candidate related to a nonverbal disorder associated with autism.

We have applied for some patents in our own right. Most patents and applications are held in the licensors’ or inventors’ names and are assignable under license agreements to us.

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

Raw Materials and Third-Party Manufacturing

We began commercially producing our sole product, Strontium-89, in February 2020. To date, we have sourced all the raw material needed for Strontium-89 from Polatom in Poland. Due to the limited production of Strontium-89 to date, we do not consider it a substantial risk that we have only one supplier of this raw material. As we ramp up production, we intend to use at least one other supplier of the raw material, but we do not yet have any such arrangements in place.

Likewise, Strontium-89 has been manufactured solely by IsoTherapeutics in Houston, Texas. Although we will continue to rely on them for the manufacture of Strontium-89, we do not currently have any intention of finding an additional manufacturer. Were our relationship with IsoTherapeutics to terminate or they were otherwise unable to manufacture Strontium-89, we would not be able to produce more Strontium-89 until a replacement FDA approved manufacturer is found.

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

Costs and Effects of Compliance with Environmental Laws

Federal, state, and international environmental laws may impose certain costs and restrictions on our business. We do not believe that we have spent or lost money due to these laws and regulations.

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

Employees

As of February 23, 2021, we had nine employees and management consultants, four of whom we consider full time and four of whom we consider part time.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains a corporate office at 366 Madison Avenue, 3rd Floor, New York, NY 10017. Such office is solely for the purpose of maintaining a physical presence to receive correspondence, and it is at no cost as our Chief Legal Officer maintains his offices at that location. The company also maintains an office in Grand Cayman, where the Company’s President and Chairman, Mr. Denis Corin, resides, at the cost of $30,000 per annum.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings, arbitration or governmental investigation, and to the best of our knowledge, no such proceedings have been initiated against us.

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

	High Bid	Low Bid
Fiscal Year 2021
February 28, 2021 (through February 23, 2021)	$1.59	$0.94

Fiscal Year 2020
November 30, 2020	$1.18	$0.95
August 31, 2020	$2.00	$1.39
May 31, 2020	$3.00	$1.12
February 29, 2020	$3.45	$2.41

Fiscal Year 2019
November 30, 2019	$2.38	$0.37
August 31, 2019	$1.64	$0.91
May 31, 2019	$2.29	$1.53
February 29, 2019	$2.43	$0.95

The last reported sales price for our shares on the OTCQB as of February 23, 2021, was $1.05 per share. As of February 23, 2021, we had approximately 54 shareholders of record and 6,160 round lot shareholders.

Holders

As of February 23, 2021, we had 25,859,400 shares of $0.001 par value common stock issued and outstanding. Our Transfer Agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, Phone: (212) 828-8436.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On December 29, 2020, we issued 239,562 shares of Common Stock in exchange for services rendered by third parties.

On February 1, 2021, we issued 220,086 shares of Common Stock in exchange for services rendered by third parties, and 50,000 shares of Common stock for services provided by the related party.

On February 16, 2021, we issued 100,000 shares for $100,000 to accredited investors.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains certain forward-looking statements that involve risk and uncertainties. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the Section entitled “Risk Factors”, and other documents we file with the Securities and Exchange Commission. Historical results are not necessarily indicative of future results.

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

Since our inception in 2013, we have been building value ranging from blockbuster potential drugs to our revenue producing product. Our mission is to solve problems by accelerating the development of important therapies and availability of those therapies to patients.

Strontium-89 - FDA Approved Drug Launched

The COVID-19 pandemic slowed the diagnosis and treatment of cancer in many patients throughout spring and into summer, and severely limited the industry’s access to physicians due to restrictions on access and availability.

We are aware of free-standing clinics in at least eight states that are undergoing the required operational steps to become a ‘Strontium-89 practice’, including having it on their radioactive materials license, with some clinics already up and running with patients being treated. In January 2021, we announced that treatment with Strontium-89 in the hospital out-patient setting will be fully reimbursed by Medicare. As a result, we intend to launch a hospital-focused marketing initiative and would expect to see hospitals more actively treat patients with Strontium-89 as well. We also anticipate being approved as a federal supplier in March 2021 which will allow us to sell into federal hospital systems, notably the U.S. Department of Veteran Affairs and the U.S. Department of Defense.

We have been deploying a multi-channel marketing campaign, driving awareness among our target audiences, both on the physician and the patient side. We plan to exhibit Strontium-89 at several conferences including ASTRO (American Society of Therapeutic Radiation Oncology) and ONS (Oncology Nursing Society) and begin speaker programs in the first half of 2021. Virtual and live sales calls have been ongoing since June 2020 within the confines of COVID-19 access, and we intend to expand our field force efforts in early 2021 with the addition of a contract sales organization once funding is in place.

In September 2020, we launched our international ‘Named Patient’ program that enables physicians worldwide to order Strontium-89 for their patients in need. In mid-2020, we began the regulatory registration process for full commercial access in the European Union, with pan-EU approval expected by mid- 2021. In parallel, we are midway through the registration process in many other countries, with approvals expected to be obtained by April 2021 and to continue throughout 2021.

We anticipate revenues from Strontium-89 to continue to ramp up in our 2021 fiscal year as we build capacity and demand worldwide. We are assessing several potential clinical trial programs that may expand the indication beyond palliation into a therapeutic use that may increase utilization in years to come.

Launching Strontium-89 distinguishes us from publicly traded biotech companies that have yet to launch a regulatory approved commercial product and generate revenues.

Mannin Technology Collaboration – COVID-19, Glaucoma and Others

Our technology partner Mannin Research Inc. (Mannin) was granted up to $7.7 million in Europe, which will fund 65 percent of every dollar incurred to advance a portfolio of therapeutic assets for vascular diseases currently in development at Mannin, including: glaucoma, cardiovascular diseases, acute kidney disease, and infectious diseases such as influenza and COVID-19, among others.

Given the urgent need for therapeutics to treat COVID-19, Mannin is rapidly accelerating the time to the first clinical milestone for MAN-19. An Investigational New Drug (IND) application (or similar clinical trial proposal) to regulators is planned in the first half of 2021 with trials commencing immediately thereafter.

Even as vaccines for COVID-19 are being rolled out, the infection numbers are soaring around the world. Together with Mannin Research Inc., our technology partner, we are pursuing a treatment for Acute Respiratory Distress Syndrome, the condition that causes the most severe symptoms in COVID-19 patients usually resulting in hospitalizations and worse. Given the urgent need for therapeutics to treat COVID-19, we are rapidly accelerating the time to the first clinical milestone for MAN-19. It is important to note that we believe the MAN-19 therapeutic is virus-agnostic, which makes it relevant to other viral diseases today like influenza and future viral pandemic outbreaks. Therefore, a successful infectious disease application in COVID-19 could position MAN-19 as a potential government stockpile drug for possible future pandemics. Furthermore, a successful proof-of-concept clinical trial with MAN-19 in COVID-19 patients would provide the clinical dataset to support the development of therapeutics for other vascular diseases such as sepsis, acute kidney injury and glaucoma. All of these are large markets with significant potential.

We continue to support the development of Mannin’s MAN-01 and MAN-11 therapeutics, a novel small-molecule, and novel biologic therapeutic for glaucoma, respectively. There are over 60 million patients worldwide with primary open-angle glaucoma. The MAN-01 program is developing topical drops designed to reduce pressure build-up in the eye by assisting with, and correcting, drainage problems in tiny vessels in the eye. We have advanced this asset from ‘concept to compound’, and the preliminary data that we have reviewed has convinced us to continue pursuing these product candidates.

Our next steps for the MAN-01 and MAN-11 programs are to initiate toxicology studies in 2021, with the goal of initiating a Phase 1 proof of concept trial in late 2021.

GDF 15 Diagnostic for Glaucoma - In Clinical Trial and Product Development and FDA approval anticipated early 2022

In early 2019, we licensed a diagnostic biomarker known as GDF-15 for determining the severity of glaucoma from Washington University in St. Louis. GDF-15 is a perfect companion diagnostic for the MAN-01 and MAN-11 drugs, as well as a novel tool for practicing ophthalmologists and drug developers, because it is designed to assess the efficacy of the treatment or disease progression in their practice. This product represents a unique opportunity, and we believe that current clinical trials are yielding promising results. In partnership with Mannin Research Inc. and McMaster University, we are nearing the completion of development of an in-vitro-diagnostic (IVD) with both point-of-care (detection in a doctor’s office) as well as an external laboratory-based detection (i.e. for use in existing CLIA laboratories using existing diagnostic equipment). We anticipate completion of the IVD device by the end of June 2021 with submission to the FDA (510K) for in vitro diagnostic approval in late 2021.

Uttroside-B - Liver Cancer Chemotherapeutic

We are developing an innovative treatment for liver cancer, a disease indication that currently has a high unmet need. Currently, there are only two approved first-line therapies. We licensed and have advanced Uttroside-B, a new molecule that showed ten times the potency of the current standard of care in early pre-clinical investigation. Uttroside-B was discovered in the leaf of the Black Nightshade plant in India. As it is not feasible to use the plant as the source for a drug, we successfully synthesized the molecule thereby creating an exact replica of the naturally occurring chemical compound. We are now preparing to advance this into a pre-clinical program leading to an orphan drug application and IND application with the FDA and a proof-of-concept clinical program. Initiation of scale up and GMP material has begun.

QBM-001 - Early Stage Treatment for young minimally verbal children on the Autism Spectrum

While our immediate focus is on the above-mentioned assets, we are also developing a new drug candidate to treat young children with pediatric minimally verbal autism. The advancement of this program will depend on the availability of funds and resources as we prioritize our clinical development milestones. There is no effective treatment available to help an estimated 250,000 children born with the condition worldwide each year, 20,000 of them in the United States.  We are working on a discovery and development program to address this highly unmet need.

Corporate Strategic Goals

Our mission is to solve problems by accelerating the development of important therapies and availability of those therapies to patients. We believe we are creating value for our shareholders as we approach some milestones and catalysts. To that end, we completed a debt restructuring and financing in April 2020 resulting in the conversion of approximately $4 million in debt to equity and a new cash investment of $4 million. We have raised an additional $1.1 million since December 1, 2020 and our expected funding in conjunction with a 1H 2021 uplist to a national securities exchange will result in an enhanced valuation as a larger group of investors and institutions can participate in our equity.

Financial Overview

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Intangible Assets

Intangible assets subject to amortization include acquired intellectual property for a marketable product acquired in November 2018.

The intellectual property is being amortized over the estimated life remaining at the time of acquisition, which is 10 years.

Intangible assets are monitored for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable and are also reviewed annually to determine whether any impairment is necessary. Management has assessed the economic life of the our Metastron asset to be at least equal to its remaining use life of eight years. As such, management modelled the recoverability test using seven years of estimated future cash flows. Based on this projection, the $400,000 net carrying value of the our Metastron asset is fully recoverable and therefore there was no impairment loss as of November 30, 2020.

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

The Company evaluates embedded conversion features within convertible debt under ASC 815 Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings.  If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 Debt with Conversion and Other Options for consideration of any beneficial conversion features.

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

Results of Operation for the years ended November 30, 2020 and 2019

	For the Years ended
	November 30, 2020	November 30, 2019
Net Sales	$30,000	$-
Cost of sales	326,009	-
Gross loss	(296,009)	-
Operating expenses:
General and administrative expenses	10,969,253	4,480,577
Research and development expenses	1,880,152	3,539,381
Total operating expenses	12,849,405	8,019,958
Loss from operations	(13,145,414)	(8,019,958)
Other (income) expenses:
Interest expense	296,215	1,460,384
Change in fair value of embedded derivatives	19,163	208,240
Loss on induced conversion of debt	-	591,148
Loss on debt extinguishment	31,399	-
Total other expenses	346,777	2,259,772
Net loss	$(13,492,191)	$(10,279,730)

Net Sales

During the year ended November 30, 2020, we recognized $30,000 revenue from the sale of Strontium89. We had no sales in our year ended November 30, 2019.

Cost of Sales

During the year ended November 30, 2020, we recognized approximately $0.3 million in cost of sales. These costs were related to raw materials cost, manufacturing cost, distribution cost and write-offs of expired doses. As we had no cost of sales in our 2019 fiscal year, we had no costs of sales either.

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in general and administrative expenses was due to an increased charge in stock-based compensation, consulting & professional expense and investor relations and marketing expenses compared to the same period in the prior year.

We incurred additional $4.1 million stock-based compensation during the years ended November 30, 2020 compared to last year. We incurred additional $1.8 million related to consulting and professional fees, investor relations, and licenses and permit. The decrease in research and development to $1.9 million in our 2020 fiscal year from $3.5 million in our 2019 fiscal year was mainly due to reductions in fees incurred in connection with the license agreements with Mannin.

Interest expenses

The following table summarizes interest expenses incurred during the year ended November 30, 2020 and 2019, respectively:

	For the Years ended
	November 30, 2020	November 30, 2019
Interest expense based on the coupon interest rate of the outstanding debt	$158,000	$328,000
Accretion of debt discount	139,000	1,001,000
Costs incurred to defer monthly contingent payments of convertible notes	-	131,000
Total interest expense	$297,000	$1,460,000

The decrease in interest expenses in 2020 compared to 2019 was mainly due to our outstanding debt were mostly converted in the beginning of 2020.

Change in fair value of embedded derivatives

We recognized a loss of approximately $19,000 and $0.2 million resulting from the change in fair value of embedded contingent put options in convertible notes during the years ended November 30, 2020 and 2019, respectively. The fluctuation is mainly due to the change of our stock price during the reporting periods and conversion of existing debt, reducing the penalty payments due.

Loss on conversion of debt

During the year ended November 30, 2019, we recognized a loss of approximately $0.6 million resulting from the partial conversion of then outstanding debentures. There was no corresponding loss in our 2020 fiscal year.

Loss on debt extinguishment

We recognized a loss of approximately $31,000 due to the exchange of outstanding debentures for shares of common stock and preferred shares during the year ended November 30, 2020. There was no corresponding loss in our 2019 fiscal year.

Net loss

In the years ended November 30, 2020 and 2019, we incurred net losses of approximately $13.5 million and $10.3 million, respectively. Our management expects to continue to incur net losses for the foreseeable future due to our need to continue to establish a broader pipeline of assets, our expenditure on R&D and the implementation of other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established a significant ongoing source of revenues and must cover our operating through debt and equity financings to allow us to continue as a going concern. We had approximately $0.2 million in cash as of November 30, 2020. Our ability to continue as a going concern depends on our ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the Years ended
	November 30, 2020	November 30, 2019

Net cash (used in) provided by:
Operating activities	$(6,233,000)	$(4,105,000)
Financing activities	6,238,000	1,593,000
Net increase (decrease) in cash	$5,000	$(2,512,000)

Net cash used in operating activities was approximately $6.2 million for the year ended November 30, 2020 as compared to approximately $4.1 million for the year ended November 30, 2019. The net cash used in operating activities results from net loss of approximately $13.5 million for the year ended November 30, 2020, partially offset by $6.6 million of share-based compensation, change in fair value of embedded conversion options of $19,000, and non-cash interest expense resulting from accretion of debt discounts of $0.1 million and changes in our operating assets and liabilities of approximately $0.6 million.

Net cash provided by financing activities was approximately $6.2 million for the year ended November 30, 2020 as compared to approximately $1.6 million for the year ended November 30, 2019. The net in cash provided by financing activities in the 2020 period relates to proceeds received from the issuance of preferred shares, shares of common stock and warrants. The net cash provided in the 2019 period relates to proceeds received from the issuance of debentures, shares of common stock and warrants.

Obligations and Commitments

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

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Consolidated Statements of Operations as follows:

	For the year ended November 30,
	2020	2019
Rent expense	$30,000	$30,000

License Agreements

Mannin

On October 29, 2015, we entered into a Patent and Technology License and Purchase Option Agreement (“Exclusive License”) with a vendor whereby we were granted a worldwide, exclusive, license on, and option to, acquire certain intellectual property (“Mannin IP”) which initially focused on developing a first-in-class eye drop treatment for glaucoma within the four-year term of the Exclusive License. Pursuant to the exclusive license from Mannin, we may purchase the Mannin IP within six years of entry into the agreement. During the years ended November 30, 2020 and 2019, we respectively incurred approximately $1.0 million and $2.1 million of research and development expenses under our license with Mannin. The purchase price for the Mannin IP is $30.0 million less the amount of cash paid by us for development and the value of the Common Stock issued to the vendor. We can make this all or part of this payment in stock, provided that such stock does not represent 15% or more of our issued and outstanding Common Stock.

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

On September 1, 2020, we further amended the license agreement allowing Mannin to grant an exclusive license to Mannin GmbH (its wholly owned German subsidiary) in order fully take advantage of the German government grant to Mannin. The agreement also confirms our ongoing investment into the Tie2 platform to create, and therefore maintain economic value for us and our shareholders. We have agreed to contribute funds in Mannin GmbH. We shall pay Mannin $1.5 million in cash payable in three instalments, thereof $0.7 million of which has been paid, $0.4 million of which was due on December 31, 2020 and $0.4 million to be paid by June 30, 2021. In addition, we paid to Mannin $0.75 million in shares of our common stock valued as of June 15, 2020, in full satisfaction of R&D payables, contracted by Mannin in development of the Tie2 platform. We continue to have the right to 100% of the revenues derived from the Mannin Tie2 technology platform, until such time that Mannin and its subsidiaries have independently raised at least $2 million in funds, at which time the parties have agreed to a profit share structure reducing our future capital commitments to Mannin R&D.

During the years ended November 30, 2020 and 2019, we incurred approximately $1.0 million and $2.1 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Consolidated Statements of Operations as follows:

	For the Years ended
	November 30, 2020	November 30, 2019
Consulting and legal expenses	$420,000	$532,000

During the year ended November 30, 2020, we issued 225,000 warrants at fair value of $0.4 million to Mr. Rosenstadt, our Chief Legal Officer and director, for his services performed in connection with preferred stock offering and S-1 registration filling.

On November 30, 2020, we modified an aggregate of 525,000 warrants that were originally granted to certain officers. The term of the warrants was extended for 3 years from the original expiration date. We immediately recognized approximately $0.4 million of incremental stock-based compensation for the modifications on November 30, 2020.

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

As of November 30, 2020, management has completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were effective to detect the inappropriate application of US GAAP. Management has identified the following material weaknesses set forth below in our internal control over financial reporting.

1.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible, however segregation of duties has been implemented, with regards to the initiation of transactions, the custody of assets and the recording of transactions performed by separate individuals.

2.	We do not have in-house personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions. These functions have been outsourced.

3.	We have determined that oversight over our external financial reporting and internal control over our financial reporting is ineffective as we do not have an audit committee in place.

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

Name	Age	Positions	Held Position Since

Denis Corin	48	Chief Executive Officer and Director (Chairman)	2015

William Rosenstadt	52	Chief Legal Officer and Director	2015

Kristin Keller	45	Chief Commercial Officer	2020

Rick Panicucci	60	Director	2018

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

Mr. William Rosenstadt was appointed as the Company’s Chief Legal Officer and member of the Company’s board of directors on June 1, 2015. Mr. Rosenstadt is a practicing corporate and securities lawyer. He is also the founding member and the managing partner of Ortoli Rosenstadt LLP, a law firm, formed in 2006. Mr. Rosenstadt received his Juris Doctorate from Benjamin N. Cardozo School of Law in 1995 and his Bachelor of Arts from Syracuse University in 1990.

Kristin Keller was appointed Chief Commercial Officer on February 1, 2020. Ms. Keller is focused on driving the global commercialization of our in-market product, Strontium89, as well as contributing strategic insight and direction to our portfolio of earlier stage assets. Ms. Keller is a seasoned pharmaceutical marketer and strategist with deep experience in the specialty and orphan drug space. She has spent over 20 years working on pharmaceutical, biotech and medical device brands for both small biotech companies such as Actelion, Raptor, Alexion and Biomarin as well as larger pharma like Novartis, Sanofi, AstraZeneca and Roche. From January 2017 to February 2020, she served as Executive Vice President at VIVO Agency and from January 2015 to Jan 2017 she served as Head of Strategy at Razorfish Health. In these roles she has helped lead the global commercial strategy development and execution of many notable launches, particularly in the rare disease space. Ms. Keller received a bachelor’s degree in developmental psychology from Mills College after completing an honors pre-med/biochemistry program at the University of Massachusetts-Amherst.

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

Summary Compensation Table

The following table sets forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years ended November 30, 2020 and 2019, respectively and all non-cash compensation awarded to those same individuals in those time periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Warrants Awards ($) (5)	Option Awards ($) (6)	All Other Compensations ($) (1)	Total ($)
Denis Corin (2)	2020	$295,000	$-	$-	$1,410,000	$768,000	$-	$2,473,000
Chief Executive Officer	2019	$320,000	$-	$20,000	$30,000	$206,000	$-	$576,000
William Rosenstadt (3)	2020	$-	$-	$-	$1,883,000	$768,000	$300,000	$2,951,000
General Counsel and Director	2019	$-	$-	$72,000	$99,000	$206,000	$313,000	$690,000
Kristen Keller (7)	2020	$177,000		$82,000	$175,000	$-	$-	$434,000
Chief Commercial Officer

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

(2)	Mr. Denis Corin was appointed as Chief Executive Officer and Director on April 21, 2015.
(3)	Mr. William Rosenstadt was appointed as Chief Legal Officer and Director on June 5, 2015.

(4)

Mr. Corin was granted 40,000 shares of Common Stock on November 25, 2019 with grant date fair value of $20,000.

Mr. Rosenstadt was granted 115,761 shares of Common Stock on October 15, 2019 with grant date fair value of $72,000.

Ms. Keller was granted 37,662 shares of Common Stock between February and August 2020 with grant date fair value of $82,000.

(5)

Mr. Corin was granted 750,000 warrants on February 10, 2020 with grant date fair value of $1,312,500. 150,000 warrants and 500,000 warrants held by Mr. Corin were amended on November 30, 2020 and October 1, 2019, respectively. The $97,500 in 2020 and $30,000 in 2019 represent the incremental value received by Mr. Corin.

Mr. Rosenstadt was granted 975,000 warrants between February and April 2020 with grant date fair value of $1,690,500. 250,000 warrants held by Mr. Rosenstadt was amended on November 30, 2020. The $192,500 represents the incremental value received by Mr. Rosenstadt. 173,641 warrants on October 15, 2019 with grant date fair value of $59,000. 800,000 warrants held by Mr. Rosenstadt was amended on October 1, 2019. The $40,000 represents the incremental value received by Mr. Rosenstadt.

Ms. Keller was granted 100,000 warrants between on February 10, 2020 with grant date fair value of $175, 000.

(6)

On August 28, 2020, Mr. Corin and Mr. Rosenstadt were each granted 300,000 stock options. The fair value on the grant date was $348,000. On October 27, 2020, Mr. Corin and Mr. Rosenstadt were each granted 500,000 stock options. The fair value on the grant date was $420,000.

On May 31, 2019, Mr. Corin and Mr. Rosenstadt were each granted 150,000 stock options. The fair value on the grant date was $206,000, which included $40,000 incremental value from the amendment on October 1, 2019. On June 1, 2018, Mr. Corin and Mr. Rosenstadt were each granted 150,000 stock options. The fair value on the grant date was $438,000.

(7)	Ms. Keller was appointed as Chief Commercial Officer on February 1, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 23, 2021, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Principal Executive Officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Ortoli Rosenstadt LLP, 366 Madison Avenue 3rd Floor, New York, New York 10017. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Directors and Officers:
Denis Corin (3)	4,541,800	16.2%
William Rosenstadt (4)	3,440,371	12.0%
Rick Panicucci (5)	350,000	1.4%
Kristen Keller (6)	299,650	1.2%

Directors and Officers as a Group (4 persons)	9,081,821	29.1%

Major Stockholders:
Ari Jatwes (7)	1,725,000	6.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (1) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of February 23, 2021.

(2)

This percentage is based upon 25,859,400 shares of common stock outstanding as of February 23, 2021 and any warrants exercisable by such person within 60 days of the date as of which the information is provided.

(3)

In addition to 2,441,800 shares, includes shares underlying (i) 150,000 five-year warrants issued in July 2016 for director fees, (ii) 350,000 five-year warrants issued in June 5, 2017 as a bonus for officer services through the date thereof, (iii) 150,000 five-year options issued on June 5, 2017 for services as a director and officer through June 1, 2018, (iv) 150,000 five-year options issued in June 2018 for services as a director and officer through June 1, 2019, (v) 150,000 five-year options issued in June 2019 for services as a director and officer through June 1, 2020, all of which are exercisable within 60 days of the date as of which the information is provided, (vi) 750,000 five year warrants issued on February 2, 2020, (vii) 150,000 options issued on August 28, 2020 and (viii) 250,000 options issued on October 27, 2020.

(4)

In addition to 641,910 shares, includes shares underlying (i) 250,000 five-year warrants issued in January 2016 to the law firm where Mr. Rosenstadt is a partner, (ii) 50,000 five-year warrants issued in July 2016 which were issued to the law firm where Mr. Rosenstadt is a partner, (iii) 150,000 five-year warrants issued in July 15, 2016 for director fees through June 1, 2017, (iv) 350,000 five-year warrants issued in June 2017 as a bonus for officer services through the date thereof, (v) 150,000 five-year options issued on June 5, 2017 for services as a director and officer through June 1, 2018, (vi) 150,000 five-year options issued in June 2018 for services as a director and officer through June 1, 2019, (vii) 150,000 five-year options issued in June 2019 for services as a director and officer through June 1, 2020, all of which are exercisable within 60 days of the date as of which the information is provided, (vii) 173,641 options issued on October 16, 2019, (viii) 750,000 options issued on the February 10, 2020, (ix) 225,000 warrants issued on April 7, 2020, (x) 150,000 options issued August 28, 2020 and (xi) 250,000 options issued on October 27, 2020.

(5)

Includes (i) 50,000 five-year warrants issued in September 2019 for director fees, (ii) 50,000 options issued in February 2018, (iii) 150,000 options issued in December 2019, (iv) 100,000 options issued in October 2020, all of which are exercisable within 60 days of the date as of which the information is provided.

(6)	In addition to 199,650 shares, includes shares underlying 100,000 warrants.
(7)	In addition to 665,000 shares, includes shares underlying (i) 75,000 warrants issued in July 2016, (ii) 85,000 warrants issued in June 2017, (iii) 150,000 options issued in June 2017, (iv) 50,000 options issued in July 2018, (v) 50,000 options issued in September 2019, (vi) 300,000 warrants issued in February 2020, (vii) 100,000 options issued in August 2020 and (viii) 250,000 options issued in October 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were approximately $420,000 and $370,000 for the year ended November 30, 2020 and 2019, respectively. In addition to the arrangements, discussed in the sections titled “Directors, Executive Officers & Corporate Governance” and “Executive Compensation”, we pay our securities counsel Ortoli Rosenstadt LLP, where our director William Rosenstadt serves as managing partner, a monthly fee of $25,000 and a per transaction fee on certain extraordinary transactions. We do not have any obligations outstanding to other persons who beneficially own more than 10% of our common stock.

During the year ended November 30, 2020, we issued 225,000 warrants at fair value of $0.4 million to Mr. Rosenstadt, our Chief Legal Officer and director, for his services performed in connection with preferred stock offering and S-1 registration filling.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended November 30, 2020 and 2019 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP

SERVICES	2020	2019
Audit fees	$97,000	$138,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	5,000	-
Total fees	$102,000	$138,000

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements. Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation filed as Exhibit 3 (a) to Form S-1 filed on January 13, 2014 and incorporated herein by reference
3.2	Amendment to Articles of Incorporation, dated July 20, 2015, filed as Exhibit 3.1 to our periodic report filed on Form 8-K on August 3, 2015 and incorporated herein by reference
3.3	Amendment to Articles of Incorporation, dated October 27, 2015, filed as Exhibit 3.1 to our periodic report filed on Form 8-K on October 29, 2015 and incorporated herein by reference
3.4	Articles of Incorporation filed as Exhibit 3 (b) to Form S-1 filed on January 13, 2014 and incorporated herein by reference
4.1	Form of Warrant in connection with our February 1, 2018 offering filed as Exhibit 4.1 to our registration statement on Form S-1 filed on January 12, 2018
4.2	Form of Warrant as filed as Exhibit 4.2 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference
4.3	Form of Warrant as filed as Exhibit 10.3 to our current report on Form 8-K filed on August 2, 2017 and incorporated herein by reference
10.1	Advisory Agreement, dated June 1, 2015, with Ari Jatwes filed as Exhibit 10.6 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.2	Consulting Agreement, dated November 13, 2015, Pharmafor Ltd. filed as Exhibit 10.7 to our current report on Form 8-K filed on January 13, 2016 and incorporated herein by reference
10.3	Executive Services Agreement, dates June 1, 2017, between Denis Corin and Q BioMed Cayman SEZC filed as Exhibit 10.1 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference
10.4	Form of Non-Qualified Stock Option Agreement filed as Exhibit 4.1 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference
10.5	Patent and Technology License and Purchase Option Agreement, dated October 29, 2015, with Mannin Research Inc. filed as Exhibit 10.1 to our annual report on Form 10-K filed on March 11, 2016 and incorporated herein by reference +
10.6	Patent and Technology License and Purchase Option Agreement, dated May 30, 2016, with Bio-Nucleonics Inc., filed as Exhibit 10.1 to our quarterly report on Form 10-Q filed on October 17, 2016 and incorporated herein by reference +

10.7	Executive Services Agreement, dated June 5, 2017, between Q BioMed Cayman SEZC and Denis Corin filed as Exhibit 10.1 to our current report on Form 8-K filed on June 9, 2017 and incorporated herein by reference
10.8	Technology License Agreement, dated June 15, 2017, among Q BioMed Inc., Oklahoma Medical Research Foundation and Rajiv Gandhi Centre for BioTechnology filed as Exhibit 10.1 to our current report on Form 8-K filed on June 15, 2017 and incorporated herein by reference +
10.9	Asset Purchase Agreement with GE Healthcare Limited, dated November 23, 2018, filed as Exhibit 10.1 to our current report on Form 8-K filed on November 28, 2018 and incorporated herein by reference++
10.10	Securities Purchase Agreement, dated August 28, 2019, filed as Exhibit 10.1 to our current report on Form 8-K (as amended) on September 6, 2019 and incorporate herein by reference
10.11	Form of Debenture pursuant to the Securities Purchase Agreement entered into on August 28, 2019, filed as Exhibit 10.2 to our current report on Form 8-K (as amended) on September 6, 2019 and incorporate herein by reference
10.12	Securities Purchase Agreement, dated October 11, 2019, filed as Exhibit 10.1 to our current report on Form 8-K on October 15, 2019 and incorporate herein by reference
10.13	Form of Debenture pursuant to the Securities Purchase Agreement entered into on October 11, 2019, filed as Exhibit 10.2 to our current report on Form 8-K on October 15, 2019 and incorporate herein by reference
10.14	Securities Purchase Agreement, dated December 5, 2019, filed as Exhibit 10.1 to our current report on Form 8-K on December 12, 2019 and incorporate herein by reference
10.15	Form of Debenture pursuant to the Securities Purchase Agreement entered into on December 5, 2019, filed as Exhibit 10.2 to our current report on Form 8-K on December 12, 2019 and incorporate herein by reference
10.16	Securities Purchase Agreement in connection with our April 6, 2020 private placement of Preferred Shares filed as Exhibit 10.1 to our current report on Form 8-k filed on April 7, 2020
10.17	Registration Rights Agreement filed as Exhibit 10.2 to our current report on Form 8-k filed on April 7, 2020
10.18	Form of Securities Purchase Agreement entered into with the Selling Stockholders, filed as Exhibit 10.4 to our current report on Form 8-k filed on December 29, 2020
10.19	Securities Purchase Agreement, dated December 23, 2020, filed as Exhibit 10.1 to our current report on Form 8-k filed on December 29, 2020
10.20	Form of Debenture filed as Exhibit 10.2 to our current report on Form 8-k filed on December 29, 2020
10.21	Amendment Agreement, dated December 23, 2020, filed as Exhibit 10.3 to our current report on Form 8-k filed on December 29, 2020
10.22	Form of Securities Purchase Agreement with Selling Stockholders, filed as Exhibit 10.4 to our current report on Form 8-k filed on December 29, 2020
10.23	Form of Resale Warrant filed as Exhibit 10.5 to our current report on Form 8-k filed on December 29, 2020
10.24	Securities Purchase Agreement, dated February 12, 2021, filed as Exhibit 10.1 to our current report on Form 8-k filed on February 16, 2021
10.25	Form of Debenture filed as Exhibit 10.2 to our current report on Form 8-k filed on February 16, 2021
31	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)*
32	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Q BioMed Inc.

Date: March 1, 2021	By:	/s/ Denis Corin
	Name:	Denis Corin
	Title:	President, Chief Executive Officer and Acting Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Denis Corin	President, Chief Executive Officer and Director	March 1, 2021
Denis Corin	(Principal Executive Officer and Acting Principal Financial and Accounting Officer)

/s/ William Rosenstadt	Chief Legal Officer and Director	March 1, 2021
William Rosenstadt

/s/ Rick Panicucci	Director	March 1, 2021
Rick Panicucci

Q BIOMED INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Q BioMed, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Q BioMed, Inc. (the “Company”) as of November 30, 2020 and 2019, the related consolidated statements of operations, changes in Stockholders’ equity (deficit) and cash flows for each of the two years in the period ended November 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2015.

New York, NY
March 1, 2021

Q BIOMED INC.

Consolidated Balance Sheets

	As of November 30,	As of November 30,
	2020	2019
ASSETS
Current assets:
Cash	$177,145	$172,636
Prepaid expenses and other current assets	46,339	17,662
Total current assets	223,484	190,298
Intangible assets, net	400,000	450,000
Total Assets	$623,484	$640,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$721,744	$652,051
Accrued expenses	837,660	1,145,660
Accrued expenses - related party	4,000	7,500
Accrued interest payable	43,376	189,801
Convertible note payable, net	92,185	3,243,292
Total current liabilities	1,698,965	5,238,304

Long-term liabilities:
Convertible notes payable, net	-	447,335
Total long term liabilities	-	447,335
Total Liabilities	1,698,965	5,685,639

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of November 30, 2020 and 2019
Convertible Series A, 500,000 shares designated - 227,998 and 0 shares issued and outstanding at November 30, 2020 and 2019, respectively	2,161,980	-
Convertible Series B, 1,000,000 shares designated - 503,134 and 0 shares issued and outstanding at November 30, 2020 and 2019, respectively	4,968,368	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 23,816,489 and 19,709,068 shares issued and outstanding as of November 30, 2020 and 2019, respectively	23,816	19,709
Additional paid-in capital	47,656,423	37,328,827
Accumulated deficit	(55,886,068)	(42,393,877)
Total Stockholders’ Equity (Deficit)	(1,075,481)	(5,045,341)
Total Liabilities and Stockholders’ Equity (Deficit)	$623,484	$640,298

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statements of Operations

	For the Years ended
	November 30, 2020	November 30, 2019
Net Sales	$30,000	$-
Cost of sales	326,009	-
Gross loss	(296,009)	-
Operating expenses:
General and administrative expenses	10,969,253	4,480,577
Research and development expenses	1,880,152	3,539,381
Total operating expenses	12,849,405	8,019,958
Loss from operations	(13,145,414)	(8,019,958)
Other (income) expenses:
Interest expense	296,215	1,460,384
Change in fair value of embedded derivatives	19,163	208,240
Loss on induced conversion of debt	-	591,148
Loss on debt extinguishment	31,399	-
Total other expenses	346,777	2,259,772
Net loss	(13,492,191)	(10,279,730)
Accumulated dividend on convertible preferred stock	(375,079)	-
Deemed dividend on convertible preferred stock due to beneficial conversion feature	(482,945)	-
Net loss attributable to common stockholders	$(14,350,215)	$(10,279,730)

Net loss per share - basic and diluted	$(0.65)	$(0.68)
Weighted average shares outstanding, basic and diluted	22,160,426	15,040,513

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity (Deficit)
Balance as of December 1, 2018	-	$-	-	$-	14,290,236	14,290	31,994,129	(32,114,147)	(105,728)
Issuance of common stock and warrants for cash, net of offering costs	-	-	-	-	1,521,602	1,522	621,728	-	623,250
Share based compensation for services	-	-	-	-	1,577,131	1,577	2,494,719	-	2,496,296
Issuance of common stock to convert notes payable	-	-	-	-	2,320,099	2,320	2,218,251	-	2,220,571
Net loss	-	-	-	-	-	-	-	(10,279,730)	(10,279,730)
Balance as of November 30, 2019	-	-	-	-	19,709,068	19,709	37,328,827	(42,393,877)	(5,045,341)
Issuance of Series A and Series B preferred stock for cash	100,000	975,000	300,000	2,975,000	-	-	-	-	3,950,000
Issuance of Series A and Series B preferred stock to convert notes payable and accrued interest	127,998	1,279,980	203,134	2,031,340	-	-	-	-	3,311,320
Offering cost related issurance of Series A and Series B preferred stock	-	(138,600)	-	(138,600)	-	-	277,200	-	-
Beneficial conversion feature of Series A convertible preferred stock	-	(252,786)	-	-	-	-	252,786	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series A convertible preferred stock	-	252,786	-	-	-	-	(252,786)	-	-
Beneficial conversion feature of Series B convertible preferred stock	-	-	-	(230,159)	-	-	230,159	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	-	230,159	-	-	(230,159)	-	-
Accrued dividend on preferred stock	-	117,556	-	257,523	-	-	(375,079)	-	-
Issuance common stock for dividend payment on preferred stock	-	(71,956)	-	(156,895)	177,404	177	228,674	-	-
Issuance of common stock and warrants for cash	-	-	-	-	358,835	359	322,591	-	322,950
Issuance of common stock to convert notes payable	-	-	-	-	2,811,198	2,811	2,732,489	-	2,735,300
Issuance common stock for debt modification	-	-	-	-	7,042	7	9,993	-	10,000
Issuance common stock to settle outstanding invoice	-	-	-	-	416,667	417	557,917	-	558,334
Cashless warrants exercise	-	-	-	-	31,088	31	(31)	-	-
Share based compensation for services	-	-	-	-	305,187	305	5,834,334	-	5,834,639
Share based compensation related to warrants modification	-	-	-	-	-	-	739,508	-	739,508
Net loss	-	-	-	-	-	-	-	(13,492,191)	(13,492,191)
Balance as of November 30, 2020	227,998	$2,161,980	503,134	$4,968,368	23,816,489	$23,816	$47,656,423	$(55,886,068)	$(1,075,481)

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statement of Cash Flows

	For the Years ended
	November 30, 2020	November 30, 2019
Cash flows from operating activities:
Net loss	$(13,492,191)	$(10,279,730)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	5,834,639	2,496,296
Share based compensation related to warrants modification	739,508	-
Change in fair value of embedded conversion option	19,163	208,240
Accretion of debt discount	138,794	1,001,153
Amortization expense	50,000	50,000
Loss on debt extinguishment	31,399	-
Loss on induced conversion of debt	-	591,148
Inventory write-off	324,009	-
Gain from settlement of outstanding payable	(191,666)
Non-cash interest expense	-	131,265
Changes in operating assets and liabilities:
Prepaid expenses	(89,677)	(5,162)
Inventory	(324,009)	-
Accounts payable and accrued expenses	569,193	1,405,481
Accrued interest payable	157,397	296,282
Net cash used in operating activities	(6,233,441)	(4,105,027)

Cash flows from financing activities:
Proceeds from issuance of Series A and Series B convertible preferred stock, net of issuance costs	3,950,000	-
Proceeds received from issuance of convertible note	1,965,000	970,000
Proceeds received for issuance of common stock and warrants, net of offering costs	322,950	623,250
Net cash provided by financing activities	6,237,950	1,593,250

Net increase (decrease) in cash	4,509	(2,511,777)

Cash at beginning of period	172,636	2,684,413
Cash at end of the period	$177,145	$172,636

Supplemental disclosures:
Cash paid for interest	$-	$31,524
Cash paid for income taxes	$-	$-

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$2,735,300	$1,493,511
Issuance of Series A and Series B preferred stock in exchange for outstanding convertible notes payable and accrued interest	$3,311,320	$-
Accumulated dividend on convertible preferred stock	$375,079	$-
Issuance common stock for dividend payment on preferred stock	$228,851	$-
Issuance common stock to settle outstanding invoice	$750,000	$-
Cashless warrants exercise	$31	$-

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Notes to Consolidated Financial Statements

Note 1 – Organization of the Company and Description of the Business

Q BioMed Inc. (“Q BioMed”), and its wholly owned subsidiaries Q BioMed Cayman SEZC and QBMG Q BioMed Germany UG (collectively, “the Company”), is a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. Q BioMed intends to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors. The Company intends to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or the spinoff of new public companies.

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At November 30, 2020, the Company had a cash balance that is insured by the FDIC limit. The Company had not experienced losses on these accounts.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended November 30, 2020 and 2019. The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

Intangible Assets

Intangible assets subject to amortization include acquired intellectual property for a marketable product acquired in November 2018. The intellectual property is being amortized over the estimated life remaining at the time of acquisition, which is 10 years.

Intangible assets are monitored for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable and are also reviewed annually to determine whether any impairment is necessary. Management has assessed the economic life of the Company’s Metastron asset to be at least equal to its remaining use life of eight years. As such, management modelled the recoverability test using seven years of estimated future cash flows. Based on this projection, the $400,000 net carrying value of the Company’s Metastron asset is fully recoverable and therefore there was no impairment loss as of November 30, 2020.

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

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

General and administrative expenses

The significant components of general and administrative expenses consist of stock-based compensation, investor relations fees, consulting and professional fees.

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of November 30, 2020, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the years ended November 30, 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on the its consolidated financial statements and related disclosures.

Recent adopted standards

On February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee¹s right to use, or control the use of, a specified asset for the lease term. The Company adopted ASC 842 on December 1, 2019, using the optional transition method to apply the new guidance as of December 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. The adoption of this standard on December 1, 2019 did not impact the Company’s consolidated financial statements as the Company is not subject to any lease agreements on December 1, 2019.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The adoption of this standard on December 1, 2019, did not impact the Company’s consolidated financial statements.

Q BIOMED INC.

Notes to Consolidated Financial Statements

Note 4 – Loss per share

Basic net loss per share was calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share was calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. The table below summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive (amounts are rounded to nearest thousand).

Potentially dilutive securities	November 30, 2020	November 30, 2019
Series A convertible preferred stock	2,280,000	-
Series B convertible preferred stock	5,031,000	-
Common stock purchase warrants	10,023,000	7,180,000
Stock Options	3,850,000	1,200,000
Convertible Notes	56,000	5,732,000
Potentially dilutive securities	21,240,000	14,112,000

Note 5 – Intangible Asset Acquisition

On November 23, 2018, the Company entered into an Asset Sale Agreement (“ASA”) with GE Healthcare Limited (“GE”) whereby the Company acquired GE’s radiopharmaceutical drug, Metastron® and all related intellectual property including, but not limited to sales and distribution data, market authorizations and trademarks for Metastron® in various countries in exchange for an upfront payment of $0.5 million, a one-time milestone payment based on future sales, and royalty payments based on future sales. The Company did not acquire any workforce, manufacturing, inventory, sales agreements, or distribution agreements associated with Metastron®. The first commercial sale of Metastron™ by the Company will occur only after the successful transfer or assignment of all intellectual property, material sales and distribution data, technical transfer and the establishment of new manufacturing sites by the Company and under the appropriate regulatory filings required by the jurisdictions in which Metastron™ is sold.

The acquired assets are concentrated in a single asset and the set is not considered a business. As such, the transaction is recognized as the acquisition of a finite-lived intangible asset. The one-time milestone payment based on future sales, and royalty payments based on future sales will be recognized when the payments are probable and estimable, which is expected to be when the related sales targets are achieved and the payments payable to GE. The acquired asset is being amortized on a straight-line basis over its estimated 10 year life. Amortization expense for the years ended November 30, 2020 and 2019 was $50,000. The estimated remaining amortization expense for each of the five succeeding fiscal year:

Year ended November 30,
2021	$50,000
2022	50,000
2023	50,000
2024	50,000
2025	50,000
Thereafter	150,000
$400,000

Q BIOMED INC.

Notes to Consolidated Financial Statements

Note 6 – Convertible Notes

The table below summarizes outstanding convertible notes as of November 30, 2020 and 2019 (amounts are rounded to nearest thousand):

	November 30, 2020	November 30, 2019
Convertible Notes Payable, current:
Principal value of 2018 Debenture	$-	$2,730,000
Fair value of bifurcated contingent put option	-	74,000
Debt discount	-	(61,000)
Carrying value of 2018 Debenture	-	2,743,000
Principal value of 2019 August Debenture	100,000	550,000
Debt discount	(8,000)	(50,000)
Carrying value of 2019 August Debenture	92,000	500,000
Total carrying value of convertible notes payable, current	$92,000	$3,243,000

Convertible Notes Payable, long-term:
Principal value of 2019 October Debenture	$-	$500,000
Fair value of bifurcated contingent put option	-	29,000
Debt discount	-	(82,000)
Carrying value of 2019 October Debenture	-	447,000
Total carrying value of convertible notes, long-term	$-	$447,000

On August 28, 2019, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold a convertible debenture (the “August 2019 Debenture”) with a maturity date of twelve months after the issuance thereof for $0.5 million. The August 2019 Debenture is in the aggregate principal amount of $0.55 million which amount includes an original issue discount of $40,000, and payment of the lenders legal fees of $10,000. The August 2019 Debenture carries an interest rate of 10% per annum.

During the year ended November 30, 2020, the Company raised approximately $2.0 million from the issuance of various debentures (the “Debentures”). The Debentures have a maturity date of June 6, 2021. The Debentures bear interest at the rate of 5.5% per annum, and on issuance, the Company paid to the holder a commitment fee equal to 2.5% of the amount of the Debentures.

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

As of November 30, 2020, there are no notes outstanding with embedded conversion features.

Debt Conversion

The following table summarizes debt conversion during the year ended November 30, 2020 (amounts are rounded to nearest thousand):

Principal value of 2018 Debenture	$2,730,000
Remaining debt discount	(28,000)
Accrued interest	223,000
Fair value of bifurcated contingent put option	126,000
Sub-total	3,051,000
Principal value of August 2019 Debenture	1,950,000
Remaining debt discount	(220,000)
Accrued interest	58,000
Fair value of bifurcated contingent put option	157,000
Sub-total	1,945,000
Principal value of 2020 Debenture	1,000,000
Remaining debt discount	(140,000)
Accrued interest	22,000
Fair value of bifurcated contingent put option	137,000
Sub-total	1,019,000
Total debt conversion amount	6,015,000

Fair value of Series A convertible preferred stock issued (127,998 shares)	1,280,000
Fair value of Series B convertible preferred stock issued (2,031,340 shares)	2,031,000
Fair value of common stock issued (2,811,198 shares)	2,735,000
Loss on debt extinguishment during the nine months ended November 30, 2020	$(31,000)

The following table summarizes debt conversion during the year ended November 30, 2019 (amounts are rounded to nearest thousand):

Principal value of 2018 Debentures	$1,270,000
Accrued interest	136,000
Fair value of bifurcated contingent put option	113,000
Debt discount	(26,000)
Sub-total	$1,493,000

Fair value of common stock issued (2,320,099 shares)	$2,220,000

Loss on conversion of debt	$596,000
Interest expense recognized from conversion of debt	$131,000

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

The Amendment was treated as an extinguishment for accounting purposes. The following table summarizes the Amendment on September 23, 2019, which resulted in a gain from debt extinguishment of approximately $5,000. The gain is presented net in the Consolidated Statements of Operations with loss on the conversion of debt (amounts are rounded to nearest thousand).

Principal value of 2018 Debentures	$3,565,000
Fair value of bifurcated contingent put option	697,000
Debt discount	(418,000)
Carrying value of 2018 Debentures on September 23, 2019	3,844,000

Principal value of modified 2018 Debentures	3,565,000
Fair value of bifurcated contingent put option	369,000
Debt discount	(95,0000)
Fair value of amended 2018 Debentures on September 23, 2019	3,839,000

Gain from debt extinguishment	$5,000

Debt Modification

On August 25, 2020, the Company entered into an extension agreement (the “Agreement”) with the holder of August 2019 Debenture (the “Holder”) to extend the maturity date from August 29, 2020 to September 30, 2021. As a consideration, the Company issued the Holder $10,000 worth of common stock on September 30, 2020 based on the closing price on August 25, 2020. The Agreement was recognized as a debt modification. The Company recognized an additional $10,000 debt discount on the amendment date, which will be amortized to interest expense over the remaining term of the debt.

Interest expense

Interest expense, included in the accompanying Consolidated Statements of Operations, is comprised of the following for each period presented (amounts are rounded to nearest thousand):

	For the Years ended
	November 30, 2020	November 30, 2019
Interest expense based on the coupon interest rate of the outstanding debt	$158,000	$328,000
Accretion of debt discount	139,000	1,001,000
Costs incurred to defer monthly contingent payments of convertible notes	-	131,000
Total interest expense	$297,000	$1,460,000

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

BNI matter

On December 28, 2018, the Company commenced litigation against BioNucleonics, Inc. (“BNI”) and parties related to BNI in the Supreme Court of New York, New York County (removed to federal court in February 2019). The litigation has been settled, and in the settlement agreement the Company agreed, among other matters, to an on-going royalty payment of 3% on all gross profits derived by the Company from the sale of Strontium-Chloride 89 and MetastronTM.

Q BIOMED INC.

Notes to Consolidated Financial Statements

Advisory Agreements

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which the Company agreed to issue shares of common stock as services are received.

Lease Agreement

In December 2016, one of our subsidiaries entered into a lease agreement for its office space located in Cayman Islands for $30,000 per annum. The initial term of the agreement ended in December 2019, and the Company has renewed its office lease agreement for another three years with the same terms. This agreement does not identify a specific asset and does not convey the use of substantially all of the shared office capacity. As such, this agreement does not contain a lease under ASC 842. The Company recognizes monthly license payments as incurred over the term of the arrangement.

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Consolidated Statements of Operations as follows:

	For the year ended November 30,
	2020	2019
Rent expense	$30,000	$30,000

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

On September 1, 2020, the Company further amended the license agreement allowing Mannin to grant an exclusive license to Mannin GmbH (its wholly owned German subsidiary) in order fully take advantage of the German government grant to Mannin. The agreement also confirms our ongoing investment into the Tie2 platform to create, and therefore maintain economic value for us and our shareholders. The Company has agreed to contribute funds in Mannin GmbH. We shall pay Mannin $1.5 million in cash payable in three instalments, thereof $0.7 million of which has been paid, $0.4 million of which was due on December 31, 2020 and $0.4 million to be paid by June 30, 2021. In addition, we paid to Mannin $0.75 million in shares of our common stock valued as of June 15, 2020, in full satisfaction of R&D payables, contracted by Mannin in development of the Tie2 platform. We continue to have the right to 100% of the revenues derived from the Mannin Tie2 technology platform, until such time that Mannin and its subsidiaries have independently raised at least $2.0 million in funds, at which time the parties have agreed to a profit share structure reducing our future capital commitments to Mannin R&D.

During the years ended November 30, 2020 and 2019, the Company incurred approximately $1.0 million and $2.1 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

Q BIOMED INC.

Notes to Consolidated Financial Statements

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

Note 8 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the Years ended
	November 30, 2020	November 30, 2019
Consulting and legal expenses	$420,000	$532,000

During the year ended November 30, 2020, we issued 225,000 warrants at fair value of $0.4 million to Mr. Rosenstadt, our Chief Legal Officer and director, for his services performed in connection with preferred stock offering and S-1 registration filling.

On November 30, 2020, the Company modified an aggregate of 525,000 warrants that were originally granted to certain officers. The term of the warrants was extended for 3 years from the original expiration date. The Company immediately recognized approximately $0.4 million of incremental stock-based compensation for the modifications on November 30, 2020.

Note 9 - Stockholders’ Equity (Deficit)

As of November 30, 2020, and 2019, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

2020 Activities

Issuance of shares for settlement of outstanding payables

On September 15, 2020, the Company issued 416,667 shares of common stock to Mannin to settle outstanding payables of $0.75 million, which was net of $61,000 receivables. The fair value of the shares of common stock was approximately $0.55 million on September 15, 2020. The Company recognized approximately $0.2 million gain from the settlement.

Issuance of shares for services

During the year ended November 30, 2020, the Company issued an aggregate of 0.4 million shares of the Company common stock to various vendors for advisory services, valued at approximately $0.6 million based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Consolidated Statements of Operations.

Q BIOMED INC.

Notes to Consolidated Financial Statements

Preferred Shares - Amendments to Articles of Incorporation or Bylaws

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

The original issue price and the liquidation value per share, as of November 30, 2020, of each class of preferred stock is as follows:

	Original Issue Price	Liquidation Value
	Per Share	Per Share
Series A Preferred Share	$10.00	$10.20
Series B Preferred Share	$10.00	$10.20

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

Financing Agreements

On April 6, 2020, the Company entered into a securities purchase agreement (the “April SPA”) with an accredited investor. Pursuant to the April SPA, the Company issued the following securities:

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

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

On October 22, 2020, the Company entered into a securities purchase agreement (the “October SPA”) with accredited investors. Pursuant to the October SPA, the Company issued 358,835 units, with each unit consisting of one share of common stock and one five-year warrant to purchase one share of common stock at an exercise price of $1.50, for gross proceeds of $0.3 million.

Dividends Payable

On September 25, 2020, the Company issued 117,404 shares of common stock for payment of $0.2 million dividends payable on the Preferred Shares.

The Company had accumulated dividends payable on the Preferred Shares of approximately $0.1 million as of November 30, 2020.

2019 Activities

Issuance of units in private placement offerings

In September 2019, the Company executed securities purchase agreements with various investors to purchase 335,887 units, each unit consisting of (i) one share of common stock and (ii) one and one half (1.5) warrants to purchase a share of common stock, at $0.86, which is 110% of the closing price of the Company’s common stock as listed on OTCQB on September 18, 2019, raising approximately $0.2 million in cash.

In October and November 2019, the Company entered into a series of securities purchase agreements for the sale of 1,185,715 units at a $0.35 per unit sales price. The Company raised approximately $0.4 million in cash. Each unit consisted of one share and one warrant to purchase a share of common stock at an exercise price of $0.50.

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

During the year ended November 30, 2019, the Company issued 148,261 units (with each unit consisting of one share of common stock and 1.5 warrants to purchase a share of common stock) to the Company’s legal counsel in exchange for $0.1 million of services provided. The fair value of the units on the issuance date was approximately $0.2 million. The Company recorded $0.1 million as settlement cost, which is the value in excess of the services provided. The Company’s Chief Legal Officer and a Director is the Managing Partner at the law firm where these services were provided.

Issuance of shares for debt conversion

During the year ended November 30, 2019, the Company issued approximately 2.3 million shares of common stock to convert approximately $1.5 million outstanding debt, including approximately $0.1 million accrued interest (see Note 6).

Q BIOMED INC.

Notes to Consolidated Financial Statements

Note 10 – Warrants and Options

Summary of warrants

The following  represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at November 30, 2020 and 2019 and the changes during the period then ended (warrants amount and intrinsic value are rounded to nearest thousand):

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2018	4,984,000	$3.48	3.5	$250,000
Issued	3,656,000	0.93	3.7	-
Forfeited/expired	(1,460,000)	3.28	-	-
Outstanding at November 30, 2019	7,180,000	2.22	3.2	2,463,000
Issued	4,123,000	1.97	4.0	-
Cashless exercise	(67,000)	0.86	-	-
Forfeited/expired	(1,213,000)	2.40	-	-
Outstanding at November 30, 2020	10,023,000	$2.09	3.2	$870,000
Exercisable at November 30, 2020	10,023,000	$2.09	3.2	$870,000

Fair value of all outstanding warrants issued for services was calculated with the following key inputs:

	For the year ended November 30,
	2020	2019
Strike price	$2.12	$0.39 - $2.02
Term (years)	5.0	1.3 - 5.0
Volatility	120%	79% - 130%
Risk-free rate	1.3%	1.5% - 2.8%
Dividend yield	0.0%	0.0%

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

On May 1, 2020, the Company modified an aggregate of 168,000 warrants that were originally granted to certain consultants. The exercise price of the warrants was reduced to $2.00 per share and the term of the warrants were extended for 2-3 years from the original expiration date.

On November 30, 2020, the Company modified an aggregate of 700,000 warrants that were originally granted to certain officers and consultants. The term of the warrants was extended for 3 years from the original expiration date.

Q BIOMED INC.

Notes to Consolidated Financial Statements

The Company immediately recognized approximately $0.7 million of incremental stock-based compensation for the modifications during the year ended November 30, 2020 based on the following weighted average assumptions:

	After Modification	Before Modification
Strike price	$1.77	$2.51
Term (years)	3.5	0.8
Volatility	123%	77%
Risk-free rate	0.5%	0.4%
Dividend yield	0.0%	0.0%

Options issued for services

The following represents a summary of all outstanding options to purchase the Company’s common stock at November 30, 2020 and 2019 and the changes during the period then ended  (options amount and intrinsic value are rounded to nearest thousand):

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2019	1,200,000	1.35	3.4	1,291,000
Issued	2,650,000	1.18	4.8	-
Outstanding at November 30, 2020	3,850,000	$1.23	4.0	$119,000
Exercisable at November 30, 2020	1,520,000	$1.37	2.8	$-

Fair value of all outstanding options was calculated with the following key inputs:

	For the year ended November 30,
	2020	2019
Strike price	$1.18	$0.43 - $1.61
Term (years)	5.0	2.7 - 5.0
Volatility	115%	87% - 98%
Risk-free rate	0.4%	1.5% - 2.0%
Dividend yield	0.0%	0.0%

Repricing of Existing Warrants and Options

On September 24, 2019, the Company modified an aggregate of 2,610,000 stock options and warrants that were originally granted to (i) Mr. Denis Corin, the Company’s Chief Executive Officer and Chairman, (ii) Mr. William Rosenstadt, the Company’s Chief Legal Officer and a Director, and (iii) two other consultants for services provided to the Company. The exercise price of such options and warrants were reduced to $1.25 per share.

The Company immediately recognized $0.1 million incremental stock-based compensation on October 1, 2019.

Stock-based Compensation

Stock-based compensation expense is classified within general and administrative expenses as a result of the shares, outstanding warrants and options issued to consultants and employees  as follows (amounts are rounded to nearest thousand):

	For the year ended November 30,
	2020	2019
Stock-based compensation expense	$6,574,000	$2,496,000

As of November 30, 2020, the estimated unrecognized stock-based compensation associated with these agreements is approximately $1.6 million and will be fully recognized within the next twelve months.

Q BIOMED INC.

Notes to Consolidated Financial Statements

Note 11 – Income Taxes

At November 30, 2020, the Company has a net operating loss (“NOL”) carryforward for Federal and state income tax purposes totaling approximately $29.8 million available to reduce future taxable income. Of this amount, approximately $10 million will begin to expire in 2034. Under the Tax Cuts and Jobs Act, all NOLs incurred after December 31, 2017 are carried forward indefinitely for federal tax purposes. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the limitation of NOL utilization up to 80% of taxable income limitation is temporarily removed, allowing NOLs to fully offset taxable income. Some of the state net operating losses follow the Federal Tax Cuts and Jobs Act and are carried over indefinitely, and others have various expiration dates.

The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of November 30, 2020. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of November 30, 202 and 2019. The valuation allowance increased by approximately $3.5 million and $3.0 million for the fiscal years ended November 30, 2020 and 2019.

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following (amounts are rounded to nearest thousand):

	As of November 30,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$9,768,000	$8,323,000
Stocked based compensation	6,142,000	4,418,000
License agreement	296,000	(137,000)
Charitable contributions	4,000	-
Other accrued tax expenses	272,000	399,000
Total deferred income tax assets	16,482,000	13,003,000
	-	-
Net deferred income tax assets	16,482,000	13,003,000
Valuation allowance	(16,482,000)	(13,003,000)
Deferred tax asset, net of allowance	$-	$-

Q BIOMED INC.

Notes to Consolidated Financial Statements

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	For the year ended November 30,
	2020	2019
Expected federal income tax benefit	21.0%	21.0%
State taxes net of federal benefit	11.3%	13.6%
Deferred tax true-up	-0.5%	-0.4%
Gain/loss on conversion and extinguishment of debt	0.0%	-2.0%
Loss on settlement	0.0%	-0.3%
Change in fair value of embedded conversion option and related accretion of interest expense	0.0%	-4.2%
Meals and entertainment	0.0%	-0.1%
Non-U.S. operations	-0.7%	-1.4%
Deferred tax rate change	-5.2%	3.0%
Change in valuation allowance	-25.8%	-29.2%
Income taxes provision (benefit)	-	-

The Company’s major tax jurisdictions are the United States and New York. All of the Company’s tax years will remain open starting 2014 for examination by the Federal and state tax authorities from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

Note 12 - Subsequent Events

On December 23, 2020, the Company issued a debenture for $0.5 million pursuant to a securities purchase agreement with an accredited investor. The debenture has a maturity date of the earlier of (a) June 23, 2021, or (b) the closing of the next financing transaction, or series or transactions, pursuant to which the Company raises net proceeds of at least $1.0 million, or as may be extended at the option of the Holder. The debenture bears interest at the rate of 5.5% per annum, and on issuance, the Company paid to the holder a commitment fee equal to 2% of the amount of the debenture.

On February 12, 2021, the Company issued a debenture for $0.5 million pursuant to a securities purchase agreement with an accredited investor dated February 12, 2021. The debenture has a maturity date of February 12, 2022, provided that in case of an event of default, the debenture may become at the holder’s election immediately due and payable. The debenture bears interest at the rate of 5.5% per annum, and on issuance, we paid to the holder a commitment fee equal to 2% of the amount of the debenture.

On December 18, 2020, the Company issued approximate 135,000 shares of common stock as dividend payment on Series A and Series B preferred stock.

Between January and February 2021, the Company issued approximate 1,245,000 shares of common stock to convert approximate 103,000 shares of Series B preferred stock.

On February 8, 2021, the Company issued approximate 168,000 shares of common stock to convert $0.1 million outstanding debt and interest.

Between December 2020 and February 2021, the Company issued an aggregate amount of approximate 495,000 shares of common stock for services rendered.