Form 10-Q
period 2021-02-28
Q BioMed Inc.
filed 2021-04-14
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	26,122,347 shares
(Class)	(Outstanding as at April 5, 2021)

Q BIOMED INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of February 28,	As of November 30,
	2021	2020
ASSETS
Current assets:
Cash	$435,124	$177,145
Prepaid expenses and other current assets	39,714	46,339
Total current assets	474,838	223,484
Intangible assets, net	387,500	400,000
Total Assets	$862,338	$623,484

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$869,642	$721,744
Accrued expenses	834,250	837,660
Accrued expenses - related party	49,500	4,000
Accrued interest payable	6,104	43,376
Convertible note payable, net	889,176	92,185
Total current liabilities	2,648,672	1,698,965
Total Liabilities	2,648,672	1,698,965

Commitments and Contingencies (Note 6)

Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of February 28, 2021 and November 30, 2020		-
Convertible Series A, 500,000 shares designated - 227,998 shares issued and outstanding at February 28, 2021 and November 30, 2020, respectively	2,160,966	2,161,980
Convertible Series B, 1,000,000 shares designated - 400,000 and 503,134 shares issued and outstanding at February 28, 2021 and November 30, 2020, respectively	3,928,208	4,968,368
Common stock, $0.001 par value; 250,000,000 shares authorized; 26,002,728 and 23,816,489 shares issued and outstanding as of February 28, 2021 and November 30, 2020, respectively	26,002	23,816
Additional paid-in capital	50,459,561	47,656,423
Accumulated deficit	(58,361,071)	(55,886,068)
Total Stockholders' Deficit	(1,786,334)	(1,075,481)
Total Liabilities and Stockholders' Deficit	$862,338	$623,484

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	February 28, 2021	February 29, 2020
Net Sales	$-	$-
Cost of sales	40,593	-
Gross loss	(40,593)	-
Operating expenses:
General and administrative expenses	2,137,332	5,569,971
Research and development expenses	173,430	262,872
Total operating expenses	2,310,762	5,832,843
Loss from operations	(2,351,355)	(5,832,843)
Other (income) expenses:
Interest expense	50,125	197,516
Change in fair value of embedded derivatives	17,401	(88,522)
Loss on debt extinguishment	56,122	-
Total other expenses	123,648	108,994
Net loss	(2,475,003)	(5,941,837)
Accumulated dividend on convertible preferred stock	(136,393)	-
Net loss attributable to common stockholders	$(2,611,396)	$(5,941,837)

Net loss per share - basic and diluted	$(0.11)	$(0.29)
Weighted average shares outstanding, basic and diluted	24,644,761	20,311,768

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Condensed Consolidated Statements of Changes in Shareholders’ Deficit
(Unaudited)

									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 1, 2020	227,998	$2,161,980	503,134	$4,968,368	23,816,489	$23,816	$47,656,423	$(55,886,068)	$(1,075,481)
Issuance of common stock for cash	-	-	-	-	100,000	100	99,900	-	100,000
Issuance common stock for dividend payment on preferred stock	-	(45,600)	-	(100,627)	135,394	135	146,092	-	-
Issuance of common stock to convert notes payable	-	-	-	-	167,780	168	202,846	-	203,014
Issuance of common stock to convert Series B preferred stock	-	-	(103,134)	(1,031,340)	1,245,089	1,245	1,030,095	-	-
Issuance cost related to issuance of convertible notes	-	-	-	-	35,000	35	34,790	-	34,825
Beneficial conversion feature related to convertible notes	-	-	-	-	-	-	65,217	-	65,217
Accumulated dividend on preferred stock	-	44,586	-	91,807	-	-	(136,393)	-	-
Share based compensation for services	-	-	-	-	502,976	503	1,360,591	-	1,361,094
Net loss	-	-	-	-	-	-	-	(2,475,003)	(2,475,003)
Balance as of February 28, 2021	227,998	$2,160,966	400,000	$3,928,208	26,002,728	$26,002	$50,459,561	$(58,361,071)	$(1,786,334)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 1, 2019	19,709,068	$19,709	$37,328,827	$(42,393,877)	$(5,045,341)
Issuance of common stock to convert notes payable	1,518,202	1,518	1,134,295	-	1,135,813
Cashless warrants exercise	20,860	21	(21)	-	-
Share based compensation for services	60,141	60	4,515,227	-	4,515,287
Share based compensation related to warrants modification	-	-	105,488	-	105,488
Net loss	-	-	-	(5,941,837)	(5,941,837)
Balance as of February 29, 2020	21,308,271	$21,308	$43,083,815	$(48,335,714)	$(5,230,589)

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net loss	$(2,475,003)	$(5,941,837)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	1,361,094	4,515,287
Share based compensation related to warrants modification	-	105,488
Change in fair value of embedded conversion option	17,401	(88,522)
Accretion of debt discount	39,632	91,184
Amortization expense	12,500	12,500
Loss on debt extinguishment	56,122	-
Inventory write-off	33,093	-
Changes in operating assets and liabilities:
Prepaid expenses	6,625	(39,500)
Inventory	(33,093)	-
Accounts payable and accrued expenses	201,880	(157,925)
Accrued interest payable	(37,272)	106,333
Net cash used in operating activities	(817,021)	(1,396,992)

Cash flows from financing activities:
Proceeds received from issuance of convertible note, net	975,000	1,965,000
Proceeds received for issuance of common stock	100,000	-
Net cash provided by financing activities	1,075,000	1,965,000

Net increase in cash	257,979	568,008

Cash at beginning of period	177,145	172,636
Cash at end of the period	$435,124	$740,644

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$203,014	$1,135,814
Issuance of common stock to convert Series B preferred stock	$1,031,340
Accumulated dividend on convertible preferred stock	$136,393	$-
Issuance of common stock for dividend payment on preferred stock	$146,226	$-
Beneficial conversion feature related to convertible notes	$65,217	$-
Cashless warrants exercise	$-	$21

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

The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Note 2 – Basis of Presentation and Going Concern

Basis of Presentation

The accompanying interim period unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2020. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

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

COVID 19

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 3 - Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended November 30, 2020 included in the Company’s Form 10-K.

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

Potentially dilutive securities	February 28, 2021	November 30, 2020
Series A convertible preferred stock	2,280,000	2,280,000
Series B convertible preferred stock	3,960,000	5,031,000
Common stock purchase warrants	10,023,000	10,023,000
Stock Options	3,850,000	3,850,000
Convertible Notes	996,000	56,000
Potentially dilutive securities	21,109,000	21,240,000

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 5 –Convertible Notes

The table below summarizes outstanding convertible notes as of February 28, 2021 and November 30, 2020 (amounts are rounded to nearest thousand):

	February 28, 2021	November 30, 2020
Convertible Notes Payable:
Principal value of 2020 Debenture	$500,000	$-
Fair value of bifurcated contingent put option	34,000	-
Debt discount	(50,000)	-
Carrying value of 2020 Debenture	484,000	-
Principal value of 2021 Debenture	500,000	-
Fair value of bifurcated contingent put option	39,000	-
Debt discount	(133,000)	-
Carrying value of 2021 Debenture	406,000	-
Principal value of 2019 August Debenture	-	100,000
Debt discount	-	(8,000)
Carrying value of 2019 August Debenture	-	92,000
Total carrying value of convertible notes payable	$890,000	$92,000

On December 23, 2020, the Company issued a debenture for $0.5 million (the “2020 Debenture”) pursuant to a securities purchase agreement with an accredited investor. The debenture has a maturity date of the earlier of (a) June 23, 2021, or (b) the closing of the next financing transaction, or series or transactions, pursuant to which the Company raises net proceeds of at least $1.0 million, or as may be extended at the option of the Holder. The 2020 Debenture may be converted at any time on or prior to maturity at the lower of $2.70 or 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the 2020 Debenture, the conversion price may never be less than $1.00. The debenture bears interest at the rate of 5.5% per annum, and on issuance, the Company paid to the holder a commitment fee equal to 2% of the amount of the debenture.

On February 12, 2021, the Company issued a debenture for $0.5 million (the “2021 Debenture”) pursuant to a securities purchase agreement with an accredited investor dated February 12, 2021. The 2021 Debenture may be converted at any time on or prior to maturity at the lower of $1.15 or 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the 2020 Debenture, the conversion price may never be less than $1.00. The debenture has a maturity date of February 12, 2022, provided that in case of an event of default, the debenture may become at the holder’s election immediately due and payable. The debenture bears interest at the rate of 5.5% per annum, and on issuance, the Company paid to the holder a commitment fee equal to 2% of the amount of the debenture.

Upon issuance of the 2020 Debenture and 2021 Debenture, the Company recognized a debt discount of approximately $216,000, resulting from the recognition of issuance costs of $95,000, beneficial conversion feature of $65,000, and bifurcated embedded derivatives of $55,000. The contingent share-settled redemption feature and contingent prepayment provision within the 2020 Debenture and the 2021 Debenture are both contingent put option that are required to be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value of the prepayment provision by estimating the probability of the occurrence of a Triggering Date and applying the probability to the discounted maximum redemption premium for any given payment with the following key inputs:

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

	February 12, 2021	December 23, 2020
Strike price	$1.15	$2.70
Terms (years)	1.0	0.5
Volatility	92%	92%
Risk-free rate	0.1%	0.1%
Dividend yield	0%	0%

The fair value of the contingent put option in all outstanding debentures with the feature are revalued as of February 28, 2021 based on the following weighted average key inputs:

February 28, 2021
Strike price	$1.93
Terms (years)	0.6
Volatility	89%
Risk-free rate	0.1%
Dividend yield	0%

Interest expense

Interest expense, included in the accompanying Condensed Consolidated Statements of Operations, is comprised of the following for each period presented (amounts are rounded to nearest thousand):

	For the three months ended
	February 28, 2021	February 29, 2020
Interest expense based on the coupon interest rate of the outstanding debt	$10,000	$107,000
Accretion of debt discount	40,000	91,000
Total interest expense	$50,000	$198,000

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

Rent expense is classified within general and administrative expenses on a straight-line basis.

Note 7 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the three months ended
	February 28, 2021	February 29, 2020
Consulting and legal expenses	$105,000	$105,000

On February 1, 2021, the Company issued 35,000 shares to Mr. Rosenstadt, the Company’s Chief Legal Officer and director, for his services performed in connection with December 2020 financing. The fair value was approximate $35,000, which was recorded as part of debt issuance cost to the 2020 Debenture (see note 5).

Note 8 - Stockholders’ Deficit

Preferred Shares

The original issue price and the liquidation value per share, as of February 28, 2021, of each class of preferred stock is as follows:

	Original Issue Price	Liquidation Value
	Per Share	Per Share
Series A Preferred Share	$10.00	$10.20
Series B Preferred Share	$10.00	$10.23

The Company had accumulated dividends payable on the Preferred Shares of approximately $0.1 million as of February 28, 2021.

Common Shares

On December 18, 2020, the Company issued approximately 135,000 shares of common stock as dividend payment on Series A and Series B preferred stock.

Between January and February 2021, the Company issued approximately 1,245,000 shares of common stock to convert approximately 103,000 shares of Series B preferred stock.

On February 8, 2021, the Company issued approximately 168,000 shares of common stock to convert $0.1 million outstanding debt and interest.

On February 26, 2021, the Company issued 100,000 shares of common stock for cash proceeds of $0.1 million.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

During the three months ended February 29, 2020, the Company issued an aggregate of approximately 503,000 shares of the Company common stock to various vendors for advisory services, valued at approximately $0.5 million based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Note 9 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at February 28, 2021:

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2020	10,023,000	$2.09	3.2	$870,000
Issued	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at February 28, 2021	10,023,000	$2.09	2.9	$777,000
Exercisable at February 28, 2021	10,023,000	$2.09	2.9	$777,000

Options Issued for Services

The following represents a summary of all outstanding options to purchase the Company’s common stock at February 28, 2021:

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2020	3,850,000	$1.23	4.0	$119,000
Issued	-	-	-	-
Outstanding at February 28, 2021	3,850,000	$1.23	4.0	$34,000
Exercisable at February 28, 2021	2,175,000	$1.32	2.8	$9,000

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $1.4 million and $4.5 million as a result of the shares, outstanding warrants and options issued to consultants and employees during the three months ended February 28, 2021 and February 29, 2020, respectively.

As of February 28, 2021, the estimated unrecognized stock-based compensation associate with these agreements is approximately $0.7 million and will be fully recognized over the next 9 months.

Note 10 - Subsequent Events

On March 4, 2021, the Company issued 119,619 shares of common stock as dividend payment on Series A and Series B preferred stock.

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

Strontium-89 - FDA Approved Drug Launched

In January 2021, we announced that treatment with Strontium-89 in the hospital out-patient setting is fully reimbursed by Medicare. In March, we were approved as a federal supplier which will allow us to sell into federal hospital systems, notably the U.S. Department of Veteran Affairs and the U.S. Department of Defense. We are preparing to launch a contract sales force to increase our presence and uptake in both government and non-government hospitals and clinics in the second half of 2021.

We have been working with large regional and national oncology organizations to bring Strontium89 to all of their radionuclide qualified clinics. Agreements and contracting are ongoing. We have continued to deploy a multi-channel marketing campaign, driving awareness among our target audiences, both on the physician and the patient side. We plan to exhibit Strontium-89 at several conferences including ASTRO (American Society of Therapeutic Radiation Oncology) and will begin speaker programs in the first half of 2021. Virtual and live sales calls have been ongoing since June 2020 within the confines of COVID-19 access, and we intend to expand our field force efforts in 2021 with the addition of a contract sales organization once funding is in place.

In mid-2020, we began the regulatory registration process for full commercial access in the European Union, with pan-EU approval expected by the second half of 2021. In parallel, we are midway through the registration process in many other countries, with approvals expected to be obtained in the next few months and to continue throughout 2021.

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

Mannin Technology Collaboration – COVID-19, Glaucoma and Others – More Government Funding

In March 2021, our technology partner Mannin Research Inc. (Mannin) was granted an additional CAD$1.7 million from the Canadian governments covid response budget, adding to the approximate $7.7 million granted in Europe, which together will fund 65-75 percent of every dollar incurred to advance the Acute Respiratory Distress Syndrome therapy for COVID patients as well as a portfolio of therapeutic assets for vascular diseases currently in development at Mannin, including: glaucoma, cardiovascular diseases, acute kidney disease, and other infectious diseases.

Given the urgent need for therapeutics to treat COVID-19, Mannin is rapidly accelerating the time to the first clinical milestone for MAN-19. Even as vaccines for COVID-19 are being rolled out, the infection numbers continue to grow around the world. Together with Mannin Research Inc., our technology partner, we are pursuing a treatment for Acute Respiratory Distress Syndrome, the condition that causes the most severe symptoms in COVID-19 patients usually resulting in hospitalizations and worse. It is important to note that we believe the MAN-19 therapeutic is virus-agnostic, which makes it relevant to other viral diseases today like influenza and future viral pandemic outbreaks. Therefore, a successful infectious disease application in COVID-19 would position MAN-19 as a potential government stockpile drug for possible future pandemics. Furthermore, a successful proof-of-concept clinical trial with MAN-19 in COVID-19 patients would provide the clinical dataset to support the development of therapeutics for other vascular diseases such as sepsis, acute kidney injury and glaucoma. All of these are large markets with significant potential.

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

GDF 15 Diagnostic for Glaucoma - In Clinical Trial and Product Development and FDA approval anticipated early 2022

In early 2019, we licensed a diagnostic biomarker known as GDF-15 for determining the severity of glaucoma from Washington University in St. Louis. GDF-15 is a perfect companion diagnostic for the MAN-01 and MAN-11 drugs, as well as a novel tool for practicing ophthalmologists and drug developers, because it is designed to assess the efficacy of the treatment or disease progression in their practice. This product represents a unique opportunity, and we believe that current clinical trials are yielding promising results. In partnership with Mannin Research Inc. and McMaster University, we are nearing the completion of development of an in-vitro-diagnostic (IVD) with both point-of-care (detection in a doctor’s office) as well as an external laboratory-based detection (i.e. for use in existing CLIA laboratories using existing diagnostic equipment). With appropriate funding, we anticipate completion of the IVD device by the end of June 2021 with submission to the FDA (510K) for in vitro diagnostic approval in late 2021.

Uttroside-B - Liver Cancer Chemotherapeutic

We are developing an innovative treatment for liver cancer, a disease indication that currently has a high unmet need. Currently, there are only two approved first-line therapies. We licensed and have advanced Uttroside-B, a new molecule that showed ten times the potency of the current standard of care in early pre-clinical investigation. Uttroside-B was discovered in the leaf of the Black Nightshade plant in India. As it is not feasible to use the plant as the source for a drug, we successfully synthesized the molecule thereby creating an exact replica of the naturally occurring chemical compound. We are now preparing to advance this into a pre-clinical program and have recently been awarded Orphan Drug designation. Manufacturing and scale-up of the drug for use in preclinical testing and IND application has begun. Testing is expected to begin in May 2021.

QBM-001 - Early-Stage Treatment for young minimally verbal children on the Autism Spectrum

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

Corporate Strategic Goals

Our mission is to solve problems by accelerating the development of important therapies and availability of those therapies to patients. We believe we are creating value for our shareholders as we approach some milestones and catalysts. We have raised an additional $1.1 million since December 1, 2020 and our expected funding in conjunction with any uplist to a national securities exchange will result in an enhanced valuation as a larger group of investors and institutions can participate in our equity.

Financial Overview

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Other than as set out in Note 3 to our accompanying unaudited condensed consolidated financial statements, if anything, we believe there have been no significant changes in our critical accounting policies as described in the Form 10-K.

Unaudited Results of Operations for the three months ended February 28, 2021 and February 29, 2020:

	For the three months ended
	February 28, 2021	February 29, 2020
Net Sales	$-	$-
Cost of sales	40,593	-
Gross loss	(40,593)	-
Operating expenses:
General and administrative expenses	2,137,332	5,569,971
Research and development expenses	173,430	262,872
Total operating expenses	2,310,762	5,832,843
Loss from operations	(2,351,355)	(5,832,843)
Other (income) expenses:
Interest expense	50,125	197,516
Change in fair value of embedded derivatives	17,401	(88,522)
Loss on debt extinguishment	56,122	-
Total other expenses	123,648	108,994
Net loss	$(2,475,003)	$(5,941,837)

Cost of Sales

During the three months ended February 28, 2021, we recognized approximately $41,000 in cost of sales. These costs were related to raw materials cost, manufacturing cost, distribution cost and write-offs of expired inventory.

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to a reduced charge in stock-based compensation compared to last year. We recorded approximately $1.4 million and $4.6 million of stock-based compensation under general and administrative expense during the three months ended February 28, 2021 and February 29, 2020, respectively.

Interest expense

During the three months ended February 29, 2020, interest expense decreased to approximately $50,000 from $0.2 million in the prior year.

The following table summarizes interest expense incurred during the three months ended February 28, 2021 and February 29, 2020, respectively (amounts are rounded to nearest thousand):

	For the three months ended
	February 28, 2021	February 29, 2020
Interest expense based on the coupon interest rate of the outstanding debt	$10,000	$107,000
Accretion of debt discount	40,000	91,000
Total interest expense	$50,000	$198,000

Change in fair value of embedded derivatives

We recognized approximately $17,000 loss and $89,000 gain resulting from the change in fair value of embedded contingent put options in convertible notes during the three months ended February 28, 2021 and February 29, 2020 respectively. The fluctuation is mainly due the change of stock price during the reporting periods.

Loss on debt extinguishment

We recognized a loss of approximately $56,000 due to the exchange of outstanding debentures for shares of common stock during the three months ended February 28, 2021.

Net loss

During the three months ended February 28, 2021 and February 29, 2020, we incurred net losses of approximately $2.5 million and $5.9 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of significant revenues and must cover our operating through debt and equity financings to allow us to continue as a going concern. We had approximately $0.4 million in cash as of February 28, 2021. Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report (amounts are rounded to nearest thousand):

	For the three months ended
	February 28, 2021	February 29, 2020

Net cash (used in) provided by:
Operating activities	$(817,000)	$(1,397,000)
Financing activities	1,075,000	1,965,000
Net increase in cash	$258,000	$568,000

Net Cash Used in Operating Activities

During the three months ended February 28, 2021, operating activities used $0.8 million of cash, resulting from a net loss of $2.5 million, partially offset by $1.4 million of share-based compensation, change in fair value of embedded conversion options of $17,000, loss on debt extinguishment of $56,000, and non-cash interest expense resulting from accretion of debt discounts of $40,000 and changes in our operating assets and liabilities of approximately $0.1 million. During the three months ended February 29, 2020, operating activities used $1.4 million of cash, resulting from a net loss of $5.9 million, partially offset by $4.6 million of share-based compensation.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended February 28, 2021 and February 29, 2020 was $1.1 million and $2.0 million, respectively. The net cash provided in the 2021 period relates to proceeds received from the issuance of common stock and debentures. The net cash provided in the 2020 period relates to proceeds received from the issuance of convertible notes.

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

Rent expense is classified within general and administrative expenses on a straight-line basis.

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the three months ended
	February 28, 2021	February 29, 2020
Consulting and legal expenses	$105,000	$105,000

On February 1, 2021, we issued 35,000 shares to Mr. Rosenstadt, our Chief Legal Officer and director, for his services performed in connection with December 2020 financing. The fair value was approximate $35,000, which was recorded as part of debt issuance cost to the 2020 Debenture (see note 5).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2021, we issued 32,225 shares of Common Stock in exchange for services rendered by third parties.

On February 28, 2021, we issued 11,103 shares of Common Stock in exchange for services rendered by third parties.

The issuance of the Securities mentioned above, if any, qualified for the exemption from registration continued in section 4(a) of the securities act of 1933.

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

Q BIOMED INC.
Dated: April 14, 2021	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer