Form 10-Q
period 2021-05-31
Q BioMed Inc.
filed 2021-07-15
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	27,587,345 shares
(Class)	(Outstanding as at July 9, 2021)

Q BIOMED INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of May 31,	As of November 30,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$290,427	$177,145
Accounts receivable	41,400	-
Prepaid expenses and other current assets	78,190	46,339
Total current assets	410,017	223,484
Intangible assets, net	375,000	400,000
Total Assets	$785,017	$623,484

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,020,475	$721,744
Accrued expenses	832,602	837,660
Accrued expenses - related party	104,500	4,000
Accrued interest payable	20,000	43,376
Notes payable to related parties	30,000	-
Convertible notes payable, net	969,566	92,185
Total current liabilities	2,977,143	1,698,965
Total Liabilities	2,977,143	1,698,965

Commitments and Contingencies (Note 6)

Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of May 31, 2021 and November 30, 2020
Convertible Series A, 500,000 shares designated - 227,998 shares issued and outstanding at May 31, 2021 and November 30, 2020, respectively	2,161,702	2,161,980
Convertible Series B, 1,000,000 shares designated - 400,000 and 503,134 shares issued and outstanding at May 31, 2021 and November 30, 2020, respectively	3,915,512	4,968,368
Common stock, $0.001 par value; 250,000,000 shares authorized; 27,456,512 and 23,816,489 shares issued and outstanding as of May 31, 2021 and November 30, 2020, respectively	27,456	23,816
Additional paid-in capital	51,972,556	47,656,423
Accumulated deficit	(60,269,352)	(55,886,068)
Total Stockholders' Deficit	(2,192,126)	(1,075,481)
Total Liabilities and Stockholders' Deficit	$785,017	$623,484

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net Sales	$45,000	$15,000	$45,000	$15,000
Cost of sales	46,400	34,695	86,993	34,695
Gross loss	(1,400)	(19,695)	(41,993)	(19,695)
Operating expenses:
General and administrative expenses	1,519,660	1,598,235	3,656,992	7,168,206
Research and development expenses	291,940	20,329	465,370	283,201
Total operating expenses	1,811,600	1,618,564	4,122,362	7,451,407
Loss from operations	(1,813,000)	(1,638,259)	(4,164,355)	(7,471,102)
Other (income) expenses:
Interest expense	85,209	85,085	135,334	282,601
Change in fair value of embedded derivatives	10,072	107,685	27,473	19,163
Loss on debt extinguishment	-	31,399	56,122	31,399
Total other expenses	95,281	224,169	218,929	333,163
Net loss	(1,908,281)	(1,862,428)	(4,383,284)	(7,804,265)
Accumulated dividend on convertible preferred stock	(113,639)	(84,472)	(250,032)	(84,472)
Deemed dividend on convertible preferred stock due to beneficial conversion feature	-	(482,945)	-	(482,945)
Net loss attributable to common stockholders	$(2,021,920)	$(2,429,845)	$(4,633,316)	$(8,371,682)

Net loss per share - basic and diluted	$(0.08)	$(0.11)	$(0.18)	$(0.39)
Weighted average shares outstanding, basic and diluted	26,283,700	22,174,051	25,473,236	21,247,998

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	For the Three Months Ended May 31, 2021
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 1, 2021	227,998	$2,160,966	400,000	$3,928,208	26,002,728	$26,002	$50,459,561	$(58,361,071)	$(1,786,334)
Issuance of common stock and warrants for cash	-	-	-	-	1,213,333	1,213	908,787	-	910,000
Issuance common stock for dividend payment on preferred stock	-	(45,599)	-	(80,000)	119,619	120	125,479	-	-
Accumulated dividend on preferred stock	-	46,335	-	67,304	-	-	(113,639)	-	-
Share based compensation for services	-	-	-	-	120,832	121	592,368	-	592,489
Net loss	-	-	-	-	-	-	-	(1,908,281)	(1,908,281)
Balance as of May 31, 2021	227,998	$2,161,702	400,000	$3,915,512	27,456,512	$27,456	$51,972,556	$(60,269,352)	$(2,192,126)

	For the Three Months Ended May 31, 2020
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 1, 2020	-	$-	-	$-	21,308,271	$21,308	$43,083,816	$(48,335,714)	$(5,230,590)
Issuance of Series A and Series B preferred stock for cash	100,000	975,000	300,000	2,975,000	-	-	-	-	3,950,000
Issuance of Series A and Series B preferred stock to convert notes payable	127,998	1,279,980	203,134	2,031,340	-	-	-	-	3,311,320
Offering cost related issurance of Series A and Series B preferred stock	-	(138,600)	-	(138,600)	-	-	277,200	-	-
Beneficial conversion feature of Series A convertible preferred stock	-	(252,786)	-	-	-	-	252,786	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series A convertible preferred stock	-	252,786	-	-	-	-	(252,786)	-	-
Beneficial conversion feature of Series B convertible preferred stock	-	-	-	(230,159)	-	-	230,159	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	-	230,159	-	-	(230,159)	-	-
Accumulated dividend on convertible preferred stock	-	27,866	-	56,606	-	-	(84,472)	-	-
Issuance of common stock to convert notes payable	-	-	-	-	1,292,996	1,293	1,598,194	-	1,599,487
Share based compensation for services	-	-	-	-	49,418	49	195,680	-	195,729
Share based compensation related to warrants modification	-	-	-	-	-	-	149,520	-	149,520
Net loss	-	-	-	-	-	-	-	(1,862,428)	(1,862,428)
Balance as of May 31, 2020	227,998	$2,144,246	503,134	$4,924,346	22,650,685	$22,650	$45,219,938	$(50,198,142)	$2,113,038

Q BIOMED INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	For the Six Months Ended May 31, 2021
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 1, 2020	227,998	$2,161,980	503,134	$4,968,368	23,816,489	$23,816	$47,656,423	$(55,886,068)	$(1,075,481)
Issuance of common stock for cash	-	-	-	-	100,000	100	99,900	-	100,000
Issuance of common stock and warrants for cash	-	-	-	-	1,213,333	1,213	908,787	-	910,000
Issuance common stock for dividend payment on preferred stock	-	(91,199)	-	(180,627)	255,013	255	271,571	-	-
Issuance of common stock to convert notes payable	-	-	-	-	167,780	168	202,846	-	203,014
Issuance of common stock to convert Series B preferred stock	-	-	(103,134)	(1,031,340)	1,245,089	1,245	1,030,095	-	-
Issuance cost related to issuance of convertible notes	-	-	-	-	35,000	35	34,790	-	34,825
Beneficial conversion feature related to convertible notes	-	-	-	-	-	-	65,217	-	65,217
Accumulated dividend on preferred stock	-	90,921	-	159,111	-	-	(250,032)	-	-
Share based compensation for services	-	-	-	-	623,808	624	1,952,959	-	1,953,583
Net loss	-	-	-	-	-	-	-	(4,383,284)	(4,383,284)
Balance as of May 31, 2021	227,998	$2,161,702	400,000	$3,915,512	27,456,512	$27,456	$51,972,556	$(60,269,352)	$(2,192,126)

	For the Six Months Ended May 31, 2020
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 1, 2019	-	$-	-	$-	19,709,068	$19,709	$37,328,827	$(42,393,877)	$(5,045,341)
Issuance of Series A and Series B preferred stock for cash	100,000	975,000	300,000	2,975,000	-	-	-	-	3,950,000
Issuance of Series A and Series B preferred stock to convert notes payable and accrued interest	127,998	1,279,980	203,134	2,031,340	-	-	-	-	3,311,320
Offering cost related issurance of Series A and Series B preferred stock	-	(138,600)	-	(138,600)	-	-	277,200	-	-
Beneficial conversion feature of Series A convertible preferred stock	-	(252,786)	-	-	-	-	252,786	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series A convertible preferred stock	-	252,786	-	-	-	-	(252,786)	-	-
Beneficial conversion feature of Series B convertible preferred stock	-	-	-	(230,159)	-	-	230,159	-	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	-	230,159	-	-	(230,159)	-	-
Accumulated dividend on convertible preferred stock	-	27,866	-	56,606	-	-	(84,472)	-	-
Issuance of common stock to convert notes payable	-	-	-	-	2,811,198	2,811	2,732,489	-	2,735,300
Cashless warrants exercise	-	-	-	-	20,860	21	(21)	-	-
Share based compensation for services	-	-	-	-	109,559	109	4,710,907	-	4,711,016
Share based compensation related to warrants modification	-	-	-	-	-	-	255,008	-	255,008
Net loss	-	-	-	-	-	-	-	(7,804,265)	(7,804,265)
Balance as of May 31, 2020	227,998	$2,144,246	503,134	$4,924,346	22,650,685	$22,650	$45,219,938	$(50,198,142)	$2,113,038

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	May 31, 2021	May 31, 2020
Cash flows from operating activities:
Net loss	$(4,383,284)	$(7,804,265)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	1,953,583	4,711,016
Share based compensation related to warrants modification	-	255,008
Change in fair value of embedded conversion option	27,473	19,163
Accretion of debt discount	109,950	133,291
Amortization expense	25,000	25,000
Loss on debt extinguishment	56,122	31,399
Changes in operating assets and liabilities:
Accounts receivable	(41,400)	(11,500)
Prepaid expenses and other current assets	(31,851)	(155,113)
Accounts payable and accrued expenses	406,065	(421,080)
Accrued interest payable	(23,376)	149,286
Net cash used in operating activities	(1,901,718)	(3,067,795)

Cash flows from financing activities:
Proceeds from issuance of Series A and Series B convertible preferred stock, net of issuance costs	-	3,950,000
Proceeds received from issuance of convertible notes, net	975,000	1,965,000
Proceeds received from issuance of notes to related parties	30,000	-
Proceeds received for issuance of common stock and warrants	1,010,000	-
Net cash provided by financing activities	2,015,000	5,915,000

Net increase in cash	113,282	2,847,205

Cash at beginning of period	177,145	172,636
Cash at end of the period	$290,427	$3,019,841

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$203,014	$2,735,300
Issuance of Series A and Series B preferred stock in exchange for outstanding convertible notes payable and accrued interest	$-	$3,311,320
Issuance of common stock to convert Series B preferred stock	$1,031,340	$-
Accumulated dividend on convertible preferred stock	$250,032	$84,472.00
Issuance of common stock for dividend payment on preferred stock	$271,826	$-
Beneficial conversion feature related to convertible notes	$65,217	$-
Offering cost	$69,825	$-

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

Common Stock Warrants

The Company classifies as equity any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company evaluated these warrants to assess their proper classification and determined that the common stock warrants meet the criteria for equity or liability classification in the balance sheet. The warrants classified as liability are initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income (expense) in the consolidated statements of operations at each period end while such instruments remain outstanding.

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

Potentially dilutive securities	May 31, 2021		November 30, 2020
Series A convertible preferred stock	2,280,000		2,280,000
Series B convertible preferred stock	4,000,000		5,031,000
Common stock purchase warrants	11,257,000		10,023,000
Stock Options	3,850,000	#	3,850,000
Convertible Notes	1,020,000		56,000
Potentially dilutive securities	22,407,000		21,240,000

Note 5 –Outstanding Debt

Convertible Notes

The table below summarizes outstanding convertible notes as of May 31, 2021 and November 30, 2020 (amounts are rounded to nearest thousand):

	May 31, 2021	November 30, 2020
Convertible Notes Payable:
Principal value of 2020 Debenture	$500,000	$-
Fair value of bifurcated contingent put option	20,000	-
Debt discount	(11,000)	-
Carrying value of 2020 Debenture	509,000	-
Principal value of 2021 Debenture	500,000	-
Fair value of bifurcated contingent put option	63,000	-
Debt discount	(103,000)	-
Carrying value of 2021 Debenture	460,000	-
Principal value of 2019 August Debenture	-	100,000
Debt discount	-	(8,000)
Carrying value of 2019 August Debenture	-	92,000
Total carrying value of convertible notes payable	$969,000	$92,000

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

Upon issuance of the 2020 Debenture and 2021 Debenture, the Company recognized a debt discount of approximately $216,000, resulting from the recognition of issuance costs of $95,000, beneficial conversion feature of $65,000, and bifurcated embedded derivatives of $55,000. The contingent share-settled redemption feature and contingent prepayment provision within the 2020 Debenture and the 2021 Debenture are both contingent put options that are required to be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value of the prepayment provision by estimating the probability of the occurrence of a Triggering Date and applying the probability to the discounted maximum redemption premium for any given payment with the following key inputs:

	February 12, 2021	December 23, 2020
Strike price	$1.15	$2.70
Terms (years)	1.0	0.5
Volatility	92%	92%
Risk-free rate	0.1%	0.1%
Dividend yield	0%	0%

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

The fair value of the contingent put option in all outstanding debentures with the feature are revalued as of May 31, 2021 based on the following weighted average key inputs:

May 31, 2021
Strike price	$1.93
Terms (years)	0.4
Volatility	63%
Risk-free rate	0.0%
Dividend yield	0%

Notes Payable – Related Parties

On April 16, 2021, the Company entered into two unsecured promissory notes agreement (the “Notes”) with certain management personnel for an aggregate principal amount of $30,000. The Notes bear interest at 5% per annum and are payable by August 31, 2021.

Interest expense

Interest expense, included in the accompanying Condensed Consolidated Statements of Operations, is comprised of the following for each period presented (amounts are rounded to nearest thousand):

	For the three months ended		For the six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Interest expense based on the coupon interest rate of the outstanding debt	$15,000	$43,000	$25,000	$150,000
Accretion of debt discount	70,000	42,000	110,000	133,000
Total interest expense	$85,000	$85,000	$135,000	$283,000

Note 6 - Commitments and Contingencies

Equity Financing

On May 5, 2021, the Company entered into an agreement with Aedesius Holdings Ltd. (“Aedesius”) pursuant to which the Company has agreed with Aedesius that the Company would sell them up to 16,000,000 units (the “Units”) for a total aggregate of up to $20,000,000. Pursuant to the Agreement, the Company will sell each Unit for $1.25. Aedesius is required to purchase a minimum of 4,000,000 Units, for an aggregate purchase price of $5,000,000, by June 30, 2021 and may purchase up to an additional 12,000,000 Units for $15,000,000, and an aggregate of $20,000,000 of total gross proceeds, by September 30, 2021. If the warrants are exercised by the expiry date of October 31, 2021, the total investment into the Company will be $30,000,000. None of the Units had been issued subsequent to May 31, 2021.

Each Unit consists of one share of the Company’s common stock and one-half of a warrant (each whole warrant, a “Warrant”) to purchase a share of the Company’s common stock. The Warrants are exercisable until October 31, 2021. The Company intends to use the proceeds from this placement for general corporate purposes, and the Company may use some of the proceeds from the placement for the repurchase of outstanding shares of Series A preferred stock and shares of Series B preferred stock. It is a closing condition for the sale of the maximum 16,000,000 Units hereunder that we have no shares of Series A preferred stock or shares of Series B preferred stock outstanding.

The Company has granted Aedesius a right of first refusal to negotiate any proposed capital raise within six months of the date of the Agreement, provided that if Aedesius fully exercises the Warrants purchased hereunder, such right of first refusal shall be extended for an additional 18 months. The right of first refusal does not apply to a public offering of the Company’s securities if such public offering is for not more than $15 million and is conducted at a per share offering price of $1.50 or more.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

The Company has further agreed that if Aedesius purchases 8,000,000 Units in the placement, the Company shall appoint one member of Aedesius to its Board of Directors.

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

Note 7 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the three months ended		For the six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Consulting and legal expenses	$105,000	$105,000	$210,000	$210,000

On February 1, 2021, the Company issued 35,000 shares to Mr. Rosenstadt, the Company’s Chief Legal Officer and director, for his services performed in connection with December 2020 financing. The fair value was approximate $35,000, which was recorded as part of debt issuance cost to the 2020 Debenture (see note 5).

On April 16, 2021, the Company entered into two unsecured promissory note agreements (the “Notes”) with certain management personnel for an aggregate principal amount of $30,000. The Notes bear interest at 5% per annum and are payable by August 31, 2021.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 8 - Stockholders’ Deficit

Preferred Shares

The original issue price and the liquidation value per share, as of May 31, 2021, of each class of preferred stock is as follows:

	Original Issue Price	Liquidation Value
	Per Share	Per Share
Series A Preferred Share	$10.00	$10.20
Series B Preferred Share	$10.00	$10.20

During the six months ended May 31, 2021, the Company issued total 255,013 shares of common stock as dividend payment on Series A and Series B preferred stock.

The Company had accumulated dividends payable on the Preferred Shares of approximately $0.1 million as of May 31, 2021.

Common Shares

Between January and February 2021, the Company issued 1,245,089 shares of common stock to convert approximately 103,000 shares of Series B preferred stock.

On February 8, 2021, the Company issued approximately 167,780 shares of common stock to convert $0.1 million of outstanding debt and interest.

On February 26, 2021, the Company issued 100,000 shares of common stock for cash proceeds of $0.1 million.

On May 20, 2021, the Company entered into a series of securities purchase agreements for the sale of 1,213,333 units at a $0.75 per unit sales price. The Company raised approximately $0.9 million in cash. Each unit consisted of one common share and one warrant to purchase one share of common stock at an exercise price of $1.25. The common warrants issued on May 20, 2021 have a fair value of $0.80 per share, see Note 9.

During the six months ended May 31, 2021, the Company issued an aggregate of 0.6 million shares of the Company’s common stock to various vendors for advisory services, valued at approximately $0.6 million based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Note 9 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at May 31, 2021:

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2020	10,023,000	$2.09	3.2	$870,000
Issued	1,234,000	1.25	5.0	-
Forfeited/expired	-	-	-	-
Outstanding at May 31, 2021	11,257,000	$2.00	2.9	$611,000
Exercisable at May 31, 2021	11,257,000	$2.00	2.9	$611,000

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Warrants issued on May 20, 2021 were all equity classified. The fair value of the warrants on May 20, 2021 was based on the following key inputs:

May 20, 2021
Strike price	$1.25
Terms (years)	5.0
Volatility	114%
Risk-free rate	0.8%
Dividend yield	0%

Options Issued for Services

The following represents a summary of all outstanding options to purchase the Company’s common stock at May 31, 2021:

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2020	3,850,000	$1.23	4.0	$119,000
Issued	-	-	-	-
Outstanding at May 31, 2021	3,850,000	$1.23	4.0	$-
Exercisable at May 31, 2021	2,800,000	$1.28	2.8	$-

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $2.0 million and $4.7 million as a result of the shares, outstanding warrants and options issued to consultants and employees during the six months ended May 31, 2021 and 2020, respectively.

As of May 31, 2021, the estimated unrecognized stock-based compensation associate with these agreements is approximately $0.3 million and will be fully recognized over the next 6 months.

Note 10 - Subsequent Events

On June 3, 2021, the Company issued 130,833 shares of common stock as dividend payment on Series A and Series B preferred stock.

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

Strontium-89 - FDA Approved Drug Launched

In January 2021, we announced that treatment with Strontium-89 in the hospital out-patient setting is fully reimbursed by Medicare. In March, we were approved as a federal supplier which will allow us to sell into federal hospital systems, notably the U.S. Department of Veteran Affairs and the U.S. Department of Defense. We are preparing to launch a contract sales force to increase our presence and uptake in both government and non-government hospitals and clinics in the second half of 2021. The government contract sales reps have been trained are deploying in July 2021.

We have been working with large regional and national oncology organizations to bring Strontium89 to all of their radionuclide qualified clinics. Agreements and contracting are ongoing. We have continued to deploy a multi-channel marketing campaign, driving awareness among our target audiences, both on the physician and the patient side. We plan to exhibit Strontium-89 at several conferences including ASTRO (American Society of Therapeutic Radiation Oncology) and will begin speaker programs in the first half of 2021. Virtual and live sales calls have been ongoing since June 2020 within the confines of COVID-19 access, and we intend to expand our field force efforts in 2021 starting with a government sales force engaged in May to be followed by a commercial contract sales organization once funding is in place starting in the second half of 2021.

In mid-2020, we began the regulatory registration process for full commercial access in the European Union, with pan-EU approval expected by the second half of 2021. These efforts have seen some delay due to Brexit related regulatory requirements. In parallel, we are midway through the registration process in many other countries, with approvals expected to be obtained in the next few months and to continue throughout 2021.

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

Our next steps for the MAN-01 and MAN-11 programs are to initiate toxicology studies in 2021, with the goal of initiating a Phase 1 proof of concept trial in 2022.

GDF 15 Diagnostic for Glaucoma - In Clinical Trial and Product Development and FDA approval anticipated early 2022

In early 2019, we licensed a diagnostic biomarker known as GDF-15 for determining the severity of glaucoma from Washington University in St. Louis. GDF-15 is a perfect companion diagnostic for the MAN-01 and MAN-11 drugs, as well as a novel tool for practicing ophthalmologists and drug developers, because it is designed to assess the efficacy of the treatment or disease progression in their practice. This product represents a unique opportunity, and we believe that current clinical trials are yielding promising results. In partnership with Mannin Research Inc. and McMaster University, we are nearing the completion of development of an in-vitro-diagnostic (IVD) with both point-of-care (detection in a doctor’s office) as well as an external laboratory-based detection (i.e. for use in existing CLIA laboratories using existing diagnostic equipment). With appropriate funding, we anticipate completion of the IVD device and submission to the FDA (510K) for in vitro diagnostic approval in late 2021.

Uttroside-B - Liver Cancer Chemotherapeutic

We are developing an innovative treatment for liver cancer, a disease indication that currently has a high unmet need. Currently, there are only two approved first-line therapies. We licensed and have advanced Uttroside-B, a new molecule that showed ten times the potency of the current standard of care in early pre-clinical investigation. Uttroside-B was discovered in the leaf of the Black Nightshade plant in India. As it is not feasible to use the plant as the source for a drug, we successfully synthesized the molecule thereby creating an exact replica of the naturally occurring chemical compound. We are now preparing to advance this into a pre-clinical program and have recently been awarded Orphan Drug designation. Manufacturing and scale-up of the drug for use in preclinical testing and IND application has begun. Pre-clinical testing is underway.

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

Corporate Strategic Goals

Our mission is to solve problems by accelerating the development of important therapies and availability of those therapies to patients. We believe we are creating value for our shareholders as we approach some milestones and catalysts. We have raised an additional $2 million since December 1, 2020 and on May 5th we signed a securities purchase agreement with Aedesius Holdings Ltd (AedesiusOne), a privately owned United Kingdom based healthcare and technology aggregator. AedesiusOne is run by Geoffrey Fatzinger, our Global Head of Regulatory Affairs. The agreement gives AedesiusOne the opportunity to buy approximately 43% of the outstanding QBIO shares for an aggregate of $30,000,000. The Transaction is structured as an initial investment of $5,000,000 with an additional $15,000,000 by September 30, 2021 with 50% warrant coverage allowing an additional $10,000,000 investment within 120 days. The Unit Price is set at $1.25 per share, a 31% premium to the closing price on the day we signed the deal.

The post-money Company valuation after the initial closings will be approximately $58M using the purchase price of $1.25, a market cap valuation and net equity level required for listing on a national exchange. Assuming exercise of the warrants and using the same valuation, our market cap will be approximately $70 million.

The company plans on using the initial proceeds to advance its business plan on several fronts. Our top priority is to deploy a contract sales force for Strontium89 in commercial and federal settings immediately. We will also focus on advancing our rare disease portfolio in non-verbal autism and liver cancer, and leveraging the now almost $10,000,000 in committed non-dilutive German and Canadian government funding for the Mannin platform of vascular therapeutics for Acute Respiratory Distress Syndrome for COVID-19 patients, Glaucoma and Kidney diseases. After the second closing, we expect to use some of the proceeds to extinguish all remaining debt and redeem some or all of the remaining convertible preferred shares and initiate an uplisting to a senior exchange.

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

Unaudited Results of Operations for the three months ended May 31, 2021 and 2020:

	For the three months ended
	May 31, 2021	May 31, 2020
Net Sales	$45,000	$15,000
Cost of sales	46,400	34,695
Gross loss	(1,400)	(19,695)
Operating expenses:
General and administrative expenses	1,519,660	1,598,235
Research and development expenses	291,940	20,329
Total operating expenses	1,811,600	1,618,564
Loss from operations	(1,813,000)	(1,638,259)
Other (income) expenses:
Interest expense	85,209	85,085
Change in fair value of embedded derivatives	10,072	107,685
Loss on debt extinguishment	-	31,399
Total other expenses	95,281	224,169
Net loss	$(1,908,281)	$(1,862,428)

Net Sales

During the three months ended May 31, 2021 and 2020, we recognized $45,000 and $15,000 of revenue from sales of Strontium-89, respectively. The increased of sales was due to more doses were sold during the three months ended May 31, 2021 compared to the same period of last year.

Cost of Sales

During the three months ended May 31, 2021, we recognized approximately $46,000 in cost of sales. These costs were related to raw materials cost, manufacturing cost, distribution cost and write-offs of expired inventory.

During the three months ended May 31, 2020, we recognized approximately $35,000 in cost of sales. These costs were related to raw materials cost, manufacturing cost and distribution cost.

The increased of cost of sales was due to more doses were produced and we wrote off more expired inventories during the three months ended May 31, 2021 compared to the same period of last year.

Operating expenses

We incur various costs and expenses in the execution of our business. The increase in operating expenses was mainly due to more cost incurred in research and development for the three months ended May 31, 2021 compared to the same period in last year. The increase was due to enhance COVID therapeutics.

Interest expense

The following table summarizes interest expense incurred during the three months ended May 31, 2021 and 2020, respectively (amounts are rounded to nearest thousand):

	For the three months ended
	May 31, 2021	May 31, 2020
Interest expense based on the coupon interest rate of the outstanding debt	$15,000	$43,000
Accretion of debt discount	70,000	42,000
Total interest expense	$85,000	$85,000

Change in fair value of embedded derivatives

We recognized losses of approximately $10,000 and $108,000 resulting from the change in fair value of embedded contingent put options in convertible notes during the three months ended May 31, 2021 and 2020, respectively. The fluctuation is mainly due to the change in stock price during the reporting periods.

Loss on debt extinguishment

We recognized a loss of approximately $31,000 due to the exchange of outstanding debentures for shares of common stock during the three months ended May 31, 2020.

Net loss

During the three months ended May 31, 2021 and 2020, we incurred net losses of approximately $1.9 million and $1.9 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and to implement other aspects of our business plan.

Unaudited Results of Operations for the six months ended May 31, 2021 and 2020:

	For the six months ended
	May 31, 2021	May 31, 2020
Net Sales	$45,000	$15,000
Cost of sales	86,993	34,695
Gross loss	(41,993)	(19,695)
Operating expenses:
General and administrative expenses	3,656,992	7,168,206
Research and development expenses	465,370	283,201
Total operating expenses	4,122,362	7,451,407
Loss from operations	(4,164,355)	(7,471,102)
Other (income) expenses:
Interest expense	135,334	282,601
Change in fair value of embedded derivatives	27,473	19,163
Loss on debt extinguishment	56,122	31,399
Total other expenses	218,929	333,163
Net loss	$(4,383,284)	$(7,804,265)

Net Sales

During the six months ended May 31, 2021 and 2020, we recognized $45,000 and $15,000 of revenue from sales of Strontium89, respectively. The increased of sales was due to more doses were sold during the six months ended May 31, 2021 compared to the same period of last year.

Cost of Sales

During the six months ended May 31, 2021, we recognized approximately $87,000 in cost of sales. These costs were related to raw materials cost, manufacturing cost, distribution cost and write-offs of expired inventory.

During the six months ended May 31, 2020, we recognized approximately $35,000 in cost of sales. These costs were related to raw materials cost, manufacturing cost and distribution cost.

The increased of cost of sales was due to more doses were produced and we wrote off more expired inventories during the six months ended May 31, 2021 compared to the same period of last year.

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to significantly less stock-based compensation recognized in the six months ended May 31, 2021 compared to the same period in last year. We recognized approximately $2 million and $5 million of stock-based compensation in general and administrative expense during the six months ended May 31, 2021 and 2020, respectively. We had more common shares and warrants granted in 2020 compared to 2021. In addition, the common stock price was traded relatively higher in 2020 compared to 2021.

Interest expense

The following table summarizes interest expense incurred during the six months ended May 31, 2021 and 2020, respectively (amounts are rounded to nearest thousand):

	For the six months ended
	May 31, 2021	May 31, 2020
Interest expense based on the coupon interest rate of the outstanding debt	$25,000	$150,000
Accretion of debt discount	110,000	133,000
Total interest expense	$135,000	$283,000

Change in fair value of embedded derivatives

We recognized losses of approximately $27,000 and $19,000 resulting from the change in fair value of embedded contingent put options in convertible notes during the six months ended May 31, 2021 and 2020 respectively. The fluctuation is mainly due the change in stock price during the reporting periods.

Loss on debt extinguishment

We recognized a loss of approximately $56,000 and $31,000 due to the exchange of outstanding debentures for shares of common stock during the six months ended May 31, 2021 and 2020, respectively.

Net loss

During the six months ended May 31, 2021 and 2020, we incurred net losses of approximately $4.4 million and $7.8 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and to implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of significant revenues and must cover our operating costs through debt and equity financings to allow us to continue as a going concern. We had approximately $0.3 million in cash as of May 31, 2021. Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report (amounts are rounded to nearest thousand):

	For the six months ended
	May 31, 2021	May 31, 2020
Net cash (used in) provided by:
Operating activities	$(1,902,000)	$(3,068,000)
Financing activities	2,015,000	5,915,000
Net increase in cash	$113,000	$2,847,000

Net Cash Used in Operating Activities

During the six months ended May 31, 2021, operating activities used $1.9 million of cash, resulting from a net loss of $4.4 million, partially offset by $2 million of share-based compensation, change in fair value of embedded conversion options of $27,000, loss on debt extinguishment of $56,000, and non-cash interest expense resulting from accretion of debt discounts of $110,000 and changes in our operating assets and liabilities of approximately $0.3 million.

During the six months ended May 31, 2020, operating activities used $3.1 million of cash, resulting from a net loss of $7.8 million, partially offset by $4.7 million of share-based compensation.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended May 31, 2021 and 2020 was $2 million and $5.9 million, respectively. The net cash provided in the 2021 period relates to proceeds received from the issuance of common stock and debentures. The net cash provided in the 2020 period relates to proceeds received from the issuance of convertible notes.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the three months ended		For the six months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Consulting and legal expenses	$105,000	$105,000	$210,000	$210,000

On February 1, 2021, we issued 35,000 shares to Mr. Rosenstadt, our Chief Legal Officer and director, for his services performed in connection with December 2020 financing. The fair value was approximate $35,000, which was recorded as part of debt issuance cost to the 2020 Debenture (see note 5).

On April 16, 2021, we entered into two unsecured promissory note agreements (the “Notes”) with certain management personnel for an aggregate principal amount of $30,000. The Notes bear interest at 5% per annum and are payable by August 31, 2021.

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

On May 20, 2021, we entered into a series of securities purchase agreements for the sale of 1,213,333 units at a $0.75 per unit sales price. We raised approximately $0.9 million in cash. Each unit consisted of one common share and one warrant to purchase one share of common stock at an exercise price of $1.25.

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

Q BIOMED INC.
Dated: July 15, 2021	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer