Form 10-Q
period 2021-08-31
Q BioMed Inc.
filed 2021-10-15
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	28,598,588 shares
(Class)	(Outstanding as at October 13, 2021)

Q BIOMED INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of August 31,	As of November 30,
	2021	2020

ASSETS
Current assets:
Cash	$151,214	$177,145
Accounts receivable	38,875	—
Prepaid expenses and other current assets	48,967	46,339
Total current assets	239,056	223,484
Intangible assets, net	362,500	400,000
Total Assets	$601,556	$623,484

LIABILITIES AND STOCKHOLDERS‘ DEFICIT
Current liabilities:
Accounts payable	$1,374,199	$721,744
Accrued expenses	909,606	837,660
Accrued expenses - related party	101,500	4,000
Accrued interest payable	22,438	43,376
Convertible notes payable, net	1,190,292	92,185
Total current liabilities	3,598,035	1,698,965
Total Liabilities	3,598,035	1,698,965

Commitments and Contingencies (Note 6)

Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of August 31, 2021 and November 30, 2020
Convertible Series A, 500,000 shares designated - 227,998 shares issued and outstanding at August 31, 2021 and November 30, 2020, respectively	2,161,587	2,161,980
Convertible Series B, 1,000,000 shares designated - 400,000 and 503,134 shares issued and outstanding at August 31, 2021 and November 30, 2020, respectively	3,915,512	4,968,368
Common stock, $0.001 par value; 250,000,000 shares authorized; 27,974,345 and 23,816,489 shares issued and outstanding as of August 31, 2021 and November 30, 2020, respectively	27,974	23,816
Additional paid-in capital	52,955,192	47,656,423
Accumulated deficit	(62,056,744)	(55,886,068)
Total Stockholders' Deficit	(2,996,479)	(1,075,481)
Total Liabilities and Stockholders' Deficit	$601,556	$623,484

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Net Sales	$45,675	$15,000	$90,675	$30,000
Cost of sales	73,770	158,516	160,763	193,211
Gross loss	(28,095)	(143,516)	(70,088)	(163,211)
Operating expenses:
General and administrative expenses	1,371,676	1,491,613	5,028,668	8,659,819
Research and development expenses	202,168	613,707	667,538	896,908
Total operating expenses	1,573,844	2,105,320	5,696,206	9,556,727
Loss from operations	(1,601,939)	(2,248,836)	(5,766,294)	(9,719,938)
Other (income) expenses:
Interest expense	99,418	9,025	234,752	291,626
Change in fair value of embedded derivatives	101,247	—	128,720	19,163
(Gain) loss on debt extinguishment	(15,212)	—	40,910	31,399
Total other expenses	185,453	9,025	404,382	342,188
Net loss	(1,787,392)	(2,257,861)	(6,170,676)	(10,062,126)
Accumulated dividend on convertible preferred stock	(125,485)	(146,227)	(375,517)	(230,699)
Deemed dividend on convertible preferred stock due to beneficial conversion feature	—	—	—	(482,945)
Net loss attributable to common stockholders	$(1,912,877)	$(2,404,088)	$(6,546,193)	$(10,775,770)

Net loss per share - basic and diluted	$(0.07)	$(0.11)	$(0.25)	$(0.50)

Weighted average shares outstanding, basic and diluted	27,660,616	22,433,141	26,207,685	21,731,159

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	For the Three Months Ended August 31, 2021
									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders‘
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of June 1, 2021	227,998	$2,161,702	400,000	$3,915,512	27,456,512	$27,456	$51,972,556	$(60,269,352)	$(2,192,126)
Issuance common stock for dividend payment on preferred stock	—	(45,600)	—	(80,000)	130,833	131	125,469	—	—
Accumulated dividend on preferred stock	—	45,485	—	80,000	—	—	(125,485)	—	—
Beneficial conversion feature related to convertible notes	—	—	—	—	—	—	225,750	—	225,750
Issuance of warrants in conjuction with convertible note	—	—	—	—	—	—	252,683	—	252,683
Issuance of common stock to convert notes payable	—	—	—	—	301,372	301	213,532	—	213,833
Share based compensation for services	—	—	—	—	85,628	86	290,687	—	290,773
Net loss	—	—	—	—	—	—	—	(1,787,392)	(1,787,392)
Balance as of August 31, 2021	227,998	$2,161,587	400,000	$3,915,512	27,974,345	$27,974	$52,955,192	$(62,056,744)	$(2,996,479)

	For the Nine Months Ended August 31, 2021
									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders‘
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 1, 2020	227,998	$2,161,980	503,134	$4,968,368	23,816,489	$23,816	$47,656,423	$(55,886,068)	$(1,075,481)
Issuance of common stock for cash	—	—	—	—	100,000	100	99,900	—	100,000
Issuance of common stock and warrants for cash	—	—	—	—	1,213,333	1,213	908,787	—	910,000
Issuance common stock for dividend payment on preferred stock	—	(136,799)	—	(260,627)	385,846	386	397,040	—	—
Issuance of common stock to convert notes payable	—	—	—	—	469,152	469	416,378	—	416,847
Issuance of common stock to convert Series B preferred stock	—	—	(103,134)	(1,031,340)	1,245,089	1,245	1,030,095	—	—
Issuance cost related to issuance of convertible notes	—	—	—	—	35,000	35	34,790	—	34,825
Beneficial conversion feature related to convertible notes	—	—	—	—	—	—	290,967	—	290,967
Issuance of warrants in conjuction with convertible note	—	—	—	—	—	—	252,683	—	252,683
Accumulated dividend on preferred stock	—	136,406	—	239,111	—	—	(375,517)	—	—
Share based compensation for services	—	—	—	—	709,436	710	2,243,646	—	2,244,356
Net loss	—	—	—	—	—	—	—	(6,170,676)	(6,170,676)
Balance as of August 31, 2021	227,998	$2,161,587	400,000	$3,915,512	27,974,345	$27,974	$52,955,192	$(62,056,744)	$(2,996,479)

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	For the Three Months Ended August 31, 2020
									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders‘
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance as of June 1, 2020	227,998	$2,144,246	503,134	$4,924,346	22,650,685	$22,650	$45,219,938	$(50,198,142)	$2,113,038
Accumulated dividend on convertible preferred stock	—	45,600	—	100,627	—	—	(146,227)	—	—
Share based compensation for services	—	—	—	—	123,547	124	271,306	—	271,430
Net loss	—	—	—	—	—	—	—	(2,257,861)	(2,257,861)
Balance as of August 31, 2020	227,998	$2,189,846	503,134	$5,024,973	22,774,232	$22,774	$45,345,017	$(52,456,003)	$126,607

	For the Nine Months Ended August 31, 2020
									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders‘
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance as of December 1, 2019	—	$—	—	$—	19,709,068	$19,709	$37,328,827	$(42,393,877)	$(5,045,341)
Issuance of Series A and Series B preferred stock for cash	100,000	975,000	300,000	2,975,000	—	—	—	—	3,950,000
Issuance of Series A and Series B preferred stock to convert notes payable and accrued interest	127,998	1,279,980	203,134	2,031,340	—	—	—	—	3,311,320
Offering cost related issurance of Series A and Series B preferred stock	—	(138,600)	—	(138,600)	—	—	277,200	—	—
Beneficial conversion feature of Series A convertible preferred stock	—	(252,786)	—	—	—	—	252,786	—	—
Deemed dividends related to immediate accretion of beneficial conversion feature of Series A convertible preferred stock	—	252,786	—	—	—	—	(252,786)	—	—
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	(230,159)	—	—	230,159	—	—
Deemed dividends related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	—	—	—	230,159	—	—	(230,159)	—	—
Accumulated dividend on convertible preferred stock	—	73,466	—	157,233	—	—	(230,699)	—	—
Issuance of common stock to convert notes payable	—	—	—	—	2,811,198	2,811	2,732,489	—	2,735,300
Cashless warrants exercise	—	—	—	—	20,860	21	(21)	—	-
Share based compensation for services	—	—	—	—	233,106	233	4,982,213	—	4,982,446
Share based compensation related to warrants modification	—	—	—	—	—	—	255,008	—	255,008
Net loss	—	—	—	—	—	—	-	(10,062,126)	(10,062,126)
Balance as of August 31, 2020	227,998	$2,189,846	503,134	$5,024,973	22,774,232	$22,774	$45,345,017	$(52,456,003)	$126,607

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	August 31, 2021	August 31, 2020
Cash flows from operating activities:
Net loss	$(6,170,676)	$(10,062,126)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	2,244,356	4,982,446
Share based compensation related to warrants modification	—	255,008
Change in fair value of embedded conversion option	128,720	19,163
Accretion of debt discount	188,118	136,705
Amortization expense	37,500	37,500
Loss on debt extinguishment	40,910	31,399
Changes in operating assets and liabilities:
Accounts receivable	(38,875)	(12,300)
Prepaid expenses and other current assets	(2,628)	(116,302)
Accounts payable and accrued expenses	851,332	(187,667)
Accrued interest payable	(20,938)	154,897
Net cash used in operating activities	(2,742,181)	(4,761,277)

Cash flows from financing activities:
Proceeds from issuance of Series A and Series B convertible preferred stock, net of issuance costs	—	3,950,000
Proceeds received from issuance of convertible notes, net	1,706,250	1,965,000
Proceeds received from issuance of notes to related parties	30,000	—
Proceeds received for issuance of common stock and warrants	1,010,000	—
Repayment of notes to related parties	(30,000)	—
Net cash provided by financing activities	2,716,250	5,915,000

Net (decrease) increase in cash	(25,931)	1,153,723

Cash at beginning of period	177,145	172,636
Cash at end of the period	$151,214	$1,326,359

Supplemental disclosures:
Cash paid for interest to related parties	$(441)	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$416,847	$2,735,300
Issuance of Series A and Series B preferred stock in exchange for outstanding convertible notes payable and accrued interest	$—	$3,311,320
Issuance of common stock to convert Series B preferred stock	$1,031,340	$—
Accumulated dividend on convertible preferred stock	$375,517	$230,699
Shares payable related to debt modification	$—	$10,000
Issuance of common stock for dividend payment on preferred stock	$397,426	$—
Beneficial conversion feature related to convertible notes	$290,967	$—
Offering cost	$69,825	$—

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

Potentially dilutive securities	August 31, 2021	November 30, 2020
Series A convertible preferred stock	2,280,000	2,280,000
Series B convertible preferred stock	4,000,000	5,031,000
Common stock purchase warrants	11,752,000	10,023,000
Stock Options	3,850,000	3,850,000
Convertible Notes	2,272,000	56,000
Potentially dilutive securities	24,154,000	21,240,000

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Outstanding Debt

Convertible Notes

The table below summarizes outstanding convertible notes as of August 31, 2021 and November 30, 2020 (amounts are rounded to nearest thousand):

	August 31, 2021	November 30, 2020
Convertible Notes Payable:
Principal value of 2020 Debenture	$300,000	$—
Fair value of bifurcated contingent put option	39,000	—
Debt discount	(35,000)	—
Carrying value of 2020 Debenture	304,000	—
Principal value of 2021 Debenture	1,306,000	—
Fair value of bifurcated contingent put option	391,000	—
Debt discount	(811,000)	—
Carrying value of 2021 Debenture	886,000	—
Principal value of 2019 August Debenture	—	100,000
Debt discount	—	(8,000)
Carrying value of 2019 August Debenture	—	92,000
Total carrying value of convertible notes payable	$1,190,000	$92,000

2020 Debenture

On December 23, 2020, the Company issued a debenture for $0.5 million (the “2020 Debenture”) pursuant to a securities purchase agreement with an accredited investor (the “Holder”). The debenture has a maturity date of the earlier of (a) June 23, 2021, or (b) the closing of the next financing transaction, or series or transactions, pursuant to which the Company raises net proceeds of at least $1.0 million, or as may be extended at the option of the Holder. The 2020 Debenture may be converted at any time on or prior to maturity at the lower of $2.70 or 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the 2020 Debenture, the conversion price may never be less than $1.00. The debenture bears interest at the rate of 5.5% per annum, and on issuance, the Company paid to the holder a commitment fee equal to 2% of the amount of the debenture.

On July 22, 2021, the Company entered into an amendment agreement to the securities purchase agreement with the Holder, pursuant to which, the floor price of the 2020 Debenture was reduced to $0.50 per share. Additionally, the maturity date of the 2020 Debenture was extended to December 31, 2021. The amendment was recognized as a debt extinguishment, resulting in a gain on debt extinguishment of approximately $15,000.

2021 Debentures

February Debenture

On February 12, 2021, the Company issued a debenture for $0.5 million (the “February Debenture”) pursuant to a securities purchase agreement with an accredited investor dated February 12, 2021. The February Debenture may be converted at any time on or prior to maturity at the lower of $1.15 or 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that as long as we are not in default under the 2020 Debenture, the conversion price may never be less than $1.00. The debenture has a maturity date of February 12, 2022, provided that in case of an event of default, the debenture may become at the holder’s election immediately due and payable. The debenture bears interest at the rate of 5.5% per annum, and on issuance, the Company paid to the holder a commitment fee equal to 2% of the amount of the debenture.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

July Debenture

On July 26, 2021, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “July Debenture”) in the principal amount of $806,250 and a warrant to purchase up to 645,000 shares of common stock (the “Warrant”) for a total purchase price of $750,000.

The July Debenture has a maturity date of April 26, 2022, provided that in case of an event of default, the debenture may become at the holder’s election immediately due and payable. The July Debenture carries an interest rate of 10% per annum, provided that any principal or interest which is not paid when due shall bear interest at the rate of 15% per annum from the due date until payment (the “Default Interest”). The Company may prepay the Debenture at 120% of the outstanding aggregate principal amount within the first 60 days of issuance and at 130% of the sum of the outstanding principal amount, the accrued and unpaid interest on the unpaid principal amount and any Default Interest from 61 to 180 days after issuance.

The holder may convert the July Debenture in its sole discretion at any time on or prior to maturity at the lower of $1.00 or 85% of the average of the four (4) lowest VWAPs during the 20 Trading Days prior to the date of such calculation.

The Warrant has an exercise price of $1.25 and may be exercised in cash or via cashless exercise, exercisable for five (5) years from issuance. The grant date relative fair value of the Warrant was estimated to be $253,000 as determined based on the relative fair value allocation of the proceeds received. The Warrant were valued using the Black-Scholes option pricing model using the following inputs:

Strike price	$1.25
Terms (years)	5.0
Volatility	112%
Risk-free rate	0.7%
Dividend yield	0%

Upon issuance of the 2020 Debenture and 2021 Debentures, the Company recognized a debt discount of approximately $978,000, resulting from the recognition of issuance costs of $170,000, beneficial conversion feature of $291,000, relative fair value of the Warrant of $253,000, and bifurcated embedded derivatives of $264,000. The contingent share-settled redemption feature and contingent prepayment provision within the 2020 Debenture and the 2021 Debenture are both contingent put options that are required to be separately measured at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value of the prepayment provision by estimating the probability of the occurrence of a Triggering Date and applying the probability to the discounted maximum redemption premium for any given payment with the following key inputs:

	July 26, 2021	February 12, 2021	December 23, 2020
Strike price	$1.00	$1.15	$2.70
Terms (years)	0.8	1.0	0.5
Volatility	62%	92%	92%
Risk-free rate	0.1%	0.1%	0.1%
Dividend yield	0%	0%	0%

The fair value of the contingent put option in all outstanding debentures with the feature are revalued as of August 31, 2021 based on the following weighted average key inputs:

August 31, 2021
Strike price	$1.36
Terms (years)	0.5
Volatility	$0.66
Risk-free rate	0.1%
Dividend yield	0%

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

The following table presents changes in Level 3 liabilities measured at fair value for nine months ended August 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts are rounded to nearest thousand).

Balance – December 1, 2020	$—
Additional derivative liability	326,000
Debt extinguishment	(25,000)
Change in fair value	129,000
Balance – August 31, 2021	$430,000

Notes Payable – Related Parties

On April 16, 2021, the Company entered into two unsecured promissory notes agreement (the “Notes”) with certain management personnel for an aggregate principal amount of $30,000. The Notes bear interest at 5% per annum and are payable by August 31, 2021.

During the quarter ended August 31, 2021, the Company made full repayment of $30,000 to the management personnel, including all outstanding interest.

Interest expense

Interest expense, included in the accompanying Condensed Consolidated Statements of Operations, is comprised of the following for each period presented (amounts are rounded to nearest thousand):

	For the three months ended		For the nine months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Interest expense based on the coupon interest rate of the outstanding debt	$21,000	$6,000	$46,000	$156,000
Accretion of debt discount	78,000	3,000	188,000	136,000
Total interest expense	$99,000	$9,000	$234,000	$292,000

Note 6 - Commitments and Contingencies

Equity Financing

On May 5, 2021, the Company entered into an agreement with Aedesius Holdings Ltd. (“Aedesius”) pursuant to which the Company has agreed with Aedesius that the Company would sell it up to 16,000,000 units (the “Units”) for a total aggregate of up to $20,000,000.

Aedesius failed to perform on its obligation and to date has not invested any monies in the Company. As a result, the Company has terminated any and all rights with respect to future fundings and will pursue whatever rights and remedies the Company has at its disposal for breach of contract. The Company is now focused on its uplisting and the related funding previously registered on Form S-1 with SEC.

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

Note 7 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the three months ended		For the nine months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Consulting and legal expenses	$105,000	$105,000	$315,000	$210,000

On February 1, 2021, the Company issued 35,000 shares to Mr. Rosenstadt, the Company’s Chief Legal Officer and director, for his services performed in connection with December 2020 financing. The fair value was approximate $35,000, which was recorded as part of debt issuance cost to the 2020 Debenture (see note 5).

On April 16, 2021, the Company entered into two unsecured promissory note agreements (the “Notes”) with certain management personnel for an aggregate principal amount of $30,000. The Notes bear interest at 5% per annum and are payable by August 31, 2021. During the quarter ended August 31, 2021, the Company made full repayment of $30,000 to the management personnel, including all outstanding interest.

Note 8 - Stockholders’ Deficit

Preferred Shares

The original issue price and the liquidation value per share, as of August 31, 2021, of each class of preferred stock is as follows:

	Original Issue Price	Liquidation Value
	Per Share	Per Share
Series A Preferred Share	$10.00	$10.20
Series B Preferred Share	$10.00	$10.20

During the nine months ended August 31, 2021, the Company issued total 385,846 shares of common stock as dividend payment on Series A and Series B preferred stock.

The Company had accumulated dividends payable on the Preferred Shares of approximately $0.1 million as of August 31, 2021.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

During the nine months ended August 31, 2021, the Company issued 469,152 shares of common stock to convert $0.4 million of outstanding debt and interest.

During the nine months ended August 31, 2021, the Company issued an aggregate of 709,436 shares of the Company’s common stock to various vendors for advisory services, valued at approximately $0.7 million based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Note 9 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services, warrants issued as part of the units sold in the private placements and warrants issued in conjunction with convertible debenture, at August 31, 2021:

			Weighted Average
			Remaining
		Weighted Average	Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2020	10,023,000	$2.09	3.2	$870,000
Issued	1,879,000	1.25	4.8	—
Forfeited/expired	(150,000)	—	—	—
Outstanding at August 31, 2021	11,752,000	$1.97	2.8	$415,000
Exercisable at August 31, 2021	11,752,000	$1.97	2.8	$415,000

Warrants issued during the nine months ended August 31, 2021 were all equity classified. The fair value of the warrants was based on the following key inputs:

For the nine months
ended
August 31, 2021
Strike price	$1.25
Terms (years)	5.0
Volatility	114%
Risk-free rate	0.8%
Dividend yield	0%

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Options Issued for Services

The following represents a summary of all outstanding options to purchase the Company’s common stock at August 31, 2021:

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2020	3,850,000	$1.23	4.0	$119,000
Issued	—	—	—	—
Outstanding at August 31, 2021	3,850,000	$1.23	4.0	$—
Exercisable at August 31, 2021	3,425,000	$1.26	2.8	$—

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $2.2 million and $5.0 million as a result of the shares, outstanding warrants and options issued to consultants and employees during the nine months ended August 31, 2021 and 2020, respectively.

As of August 31, 2021, the estimated unrecognized stock-based compensation associate with these agreements is approximately $56,000 and will be fully recognized by November 30, 2021.

Note 10 - Subsequent Events

On September 29, 2021, the Company entered into a securities purchase agreement with an accredited investor (“Lender”), pursuant to which it sold a convertible debenture (the “Debenture”) with a maturity date of 12 months after the issuance thereof for $2,000,000. The closing date of the sale was on October 5, 2021.

The Debenture in the aggregate principal amount of $2,200,000 (the “Transaction”) which includes an original issue discount of $185,000 and $15,000 for the payment of the Lender’s legal fees and carries an interest rate of 6% per annum.

The Company may prepay the Debenture at 105% of the outstanding aggregate principal amount plus accrued interest within the first 60 days of issuance, at 112% of the outstanding aggregate principal amount plus accrued interest from 61-120 days after issuance and at 124% of the outstanding aggregate principal amount plus accrued interest from 121-180 days after issuance. The Debenture may not be prepaid after 180 days.

The Lender has the right to convert all or any amount of the outstanding aggregate principal amount at any time at a fixed conversion price of $1.00 per share. The conversion price after six months shall be fixed to $0.50 per share.

However, in the event the Company’s Common Stock trades below $0.50 per share for more than ten (10) consecutive trading days, the Lender is entitled to convert all or any amount of the outstanding aggregate principal amount into shares of the Company’s Common Stock at a Conversion Price for each share of Common Stock equal to 85% of the average of the 4 lowest VWAP’s in the prior 20 trading days.

On September 2, 2021, the Company issued 147,764 shares of common stock as dividend payment on Series A and Series B preferred stock.

During September 2021, the Company issued 476,479 shares of common stock to convert $0.3 million of outstanding debt and interest.

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

Strontium-89 - FDA Approved Drug Launched

In January 2021, we announced that treatment with Strontium-89 in the hospital out-patient setting is fully reimbursed by Medicare. In March, we were approved as a federal supplier which will allow us to sell into federal hospital systems, notably the U.S. Department of Veteran Affairs and the U.S. Department of Defense. We have deployed a VA sales force and we are preparing to launch an institutional contract sales force to increase our presence and uptake in non-government hospitals by the end of the year.

We have been working with large regional and national oncology organizations to bring Strontium89 to all of their radionuclide qualified clinics. Agreements and contracting are ongoing. We have continued to deploy a multi-channel marketing campaign, driving awareness among our target audiences, both on the physician and the patient side. Virtual and live sales calls have been ongoing since June 2020 within the confines of COVID-19 access. We have seen an uptick in Strontium89 (Strontium Chloride Sr-89 Injection, USP) sales starting in the 4th Quarter. Revenue in Q4 will likely double that in previous quarters. In addition, the Company has received its first order from the VA health care system under its federal supply contract. Repeat orders from clinics also indicate adoption and confidence in the product.

In mid-2020, we began the regulatory registration process for full commercial access in the European Union, with pan-EU approval expected in Q1 2022. These efforts have seen some delay due to Brexit related regulatory requirements. In parallel, we are midway through the registration process in many other countries. Due to some legacy data from previous owners not being available in current reporting standards to complete the filings, we have begun the process of creating our own source documents to complete the filings in non-US jurisdictions. We expect this to be complete in Q1 2022.

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

The MAN-19 therapeutic is a recombinant fusion protein that treats the patient, instead of targeting the virus. It is not a cure for COVID-19, but it strengthens a patient’s blood vessels and protects them against ARDS, breathing problems, sepsis and other infections that may cause the body’s organs to begin shutting down. It is designed to keep COVID-19 patients out of the ICU and off a ventilator. Initial manufacturing and preclinical testing has shown promise, and pending upcoming toxicology testing, the drug is poised for clinical trials to start in 2022. If the drug proves both safe and effective, our goal is to have it available for use by patients by early 2023.

We, along with Mannin, are very encouraged by our progress and the results of the preclinical work to date. Our next steps are to complete the final toxicology studies, data aggregation and achieve approval of a Phase 1 clinical trial. With proof-of-concept complete and clinical trials planned in 2022, we believe there is a significant return on investment in the near term and major milestones to be achieved. The market for this kind of treatment in the current pandemic climate is substantial and global. COVID-19 is not going away any time soon. As a result, there is a need to develop more effective treatments. We believe that this technology will play a role in the broader treatment landscape and not only for COVID-19, but also for other infectious diseases that cause ARDS.

We believe that licensing and milestone revenue opportunities for this and related indications in kidney and ophthalmological diseases are possible in the next few months. Conservative estimates based on milestones could reach $200M over the next 24 months.

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

GDF 15 Diagnostic for Glaucoma - In Clinical Trial and Product Development and FDA approval anticipated early 2022

In early 2019, we licensed a diagnostic biomarker known as GDF-15 for determining the severity of glaucoma from Washington University in St. Louis. GDF-15 is a perfect companion diagnostic for the MAN-01 and MAN-11 drugs, as well as a novel tool for practicing ophthalmologists and drug developers, because it is designed to assess the efficacy of the treatment or disease progression in their practice. This product represents a unique opportunity, and we believe that current clinical trials are yielding promising results. In partnership with Mannin Research Inc. and McMaster University, we are nearing the completion of development of an in-vitro-diagnostic (IVD) with both point-of-care (detection in a doctor’s office) as well as an external laboratory-based detection (i.e. for use in existing CLIA laboratories using existing diagnostic equipment). With appropriate funding, we anticipate completion of the IVD device and submission to the FDA (510K) for in vitro diagnostic approval in 2022.

Uttroside-B - Liver Cancer Chemotherapeutic

We are developing an innovative treatment for liver cancer, a disease indication that currently has a high unmet need. Currently, there are only two approved first-line therapies. We licensed and have advanced Uttroside-B, a new molecule that showed ten times the potency of the current standard of care in early pre-clinical investigation. Uttroside-B was discovered in the leaf of the Black Nightshade plant in India. As it is not feasible to use the plant as the source for a drug, we successfully synthesized the molecule thereby creating an exact replica of the naturally occurring chemical compound. We are now preparing to advance this into a pre-clinical program and have recently been awarded Orphan Drug designation. Manufacturing and scale-up of the drug for use in preclinical testing and IND application has begun. Pre-clinical testing is underway and early results are encouraging.

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

Corporate Strategic Goals

Our mission is to solve problems by accelerating the development of important therapies and availability of those therapies to patients. We believe we are creating value for our shareholders as we approach some milestones and catalysts. In particular we are very encouraged by the de-risking of the Mannin platform with significant non-dilutive funding to support the clinical program and potential for licensing opportunities in multiple therapeutic areas over the next 12 months. This along with the growth in the Strontium revenue and addition of potential products in the same vertical could provide meaningful revenue opportunities over the next 6 – 24 months.

On September 29, 2021, we entered into a securities purchase agreement with an accredited investor (“Lender”), pursuant to which we sold a convertible debenture (the “Debenture”) with a maturity date of 12 months after the issuance thereof for $2,000,000. The closing date of the sale was on October 5, 2021.

We expect to use the proceeds to pay some outstanding payables, prepare for an uplisting on a senior exchange and to continue developing our current assets. A priority is to continue to support and expand a contract sales force for Strontium89 in commercial and federal settings. We will also focus on advancing our rare disease portfolio in non-verbal autism and liver cancer, and leveraging the now almost $20,000,000 in committed non-dilutive government funding for the Mannin platform of vascular therapeutics for Acute Respiratory Distress Syndrome for COVID-19 patients as well as Glaucoma, Kidney diseases and others.

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

Unaudited Results of Operations for the three months ended August 31, 2021 and 2020:

	For the three months ended
	August 31, 2021	August 31, 2020
Net Sales	$45,675	$15,000
Cost of sales	73,770	158,516
Gross loss	(28,095)	(143,516)
Operating expenses:
General and administrative expenses	1,371,676	1,491,613
Research and development expenses	202,168	613,707
Total operating expenses	1,573,844	2,105,320
Loss from operations	(1,601,939)	(2,248,836)
Other (income) expenses:
Interest expense	99,418	9,025
Change in fair value of embedded derivatives	101,247	—
Gain on debt extinguishment	(15,212)	—
Total other expenses	185,453	9,025
Net loss	$(1,787,392)	$(2,257,861)

Net Sales

During the three months ended August 31, 2021 and 2020, we recognized $46,000 and $15,000 of revenue from sales of Strontium-89, respectively. The increased of sales was due to more doses were sold during the three months ended August 31, 2021 compared to the same period of last year.

Cost of Sales

During the three months ended August 31, 2021 and 2020, we recognized approximately $74,000 in cost of sales. These costs were related to raw materials cost, manufacturing cost, distribution cost and write-offs of expired inventory.

During the three months ended August 31, 2020, we recognized approximately $158,000 in cost of sales. These costs were related to raw materials cost, manufacturing cost and distribution cost.

The decreased of cost of sales was due to less expired inventories were written-off during the three months ended August 31, 2021 compared to the same period of last year.

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to less cost incurred in research and development for the three months ended August 31, 2021 compared to the same period in last year. The decrease was due to lack of available capital and less capital required for COVID therapeutics due to grant funding.

Interest expense

The following table summarizes interest expense incurred during the three months ended August 31, 2021 and 2020, respectively (amounts are rounded to nearest thousand):

	For the three months ended
	August 31, 2021	August 31, 2020
Interest expense based on the coupon interest rate of the outstanding debt	$21,000	$6,000
Accretion of debt discount	78,000	3,000
Total interest expense	$99,000	$9,000

Change in fair value of embedded derivatives

We recognized a loss of approximately $101,000 resulting from the change in fair value of embedded contingent put options in convertible notes during the three months ended August 31, 2021. The fluctuation is mainly due to the change of our stock price during the reporting period.

Gain on debt extinguishment

We recognized a gain of approximately $15,000 due to the amendment of a convertible debenture. The amendment was accounted for as a debt extinguishment. The gain is due to the fair value of the new amended convertible debenture is lower than the book value of the extinguished convertible debenture.

Net loss

During the three months ended August 31, 2021 and 2020, we incurred net losses of approximately $1.8 million and $2.3 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and to implement other aspects of our business plan.

Unaudited Results of Operations for the nine months ended August 31, 2021 and 2020:

	For the nine months ended
	August 31, 2021	August 31, 2020
Net Sales	$90,675	$30,000
Cost of sales	160,763	193,211
Gross loss	(70,088)	(163,211)
Operating expenses:
General and administrative expenses	5,028,668	8,659,819
Research and development expenses	667,538	896,908
Total operating expenses	5,696,206	9,556,727
Loss from operations	(5,766,294)	(9,719,938)
Other (income) expenses:
Interest expense	234,752	291,626
Change in fair value of embedded derivatives	128,720	19,163
Loss on debt extinguishment	40,910	31,399
Total other expenses	404,382	342,188
Net loss	$(6,170,676)	$(10,062,126)

Net Sales

During the nine months ended August 31, 2021 and 2020, we recognized $91,000 and $30,000 of revenue from sales of Strontium89, respectively. The increased of sales was due to more doses were sold during the nine months ended August 31, 2021 compared to the same period of last year.

Cost of Sales

During the nine months ended August 31, 2021, we recognized approximately $161,000 in cost of sales. These costs were related to raw materials cost, manufacturing cost, distribution cost and write-offs of expired inventory.

During the nine months ended August 31, 2020, we recognized approximately $193,000 in cost of sales. These costs were related to raw materials cost, manufacturing cost and distribution cost.

The decreased of cost of sales was due to less expired inventories were written-off during the nine months ended August 31, 2021 compared to the same period of last year.

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to significantly less stock-based compensation recognized in the nine months ended August 31, 2021 compared to the same period in last year. We recognized approximately $2.2 million and $5.2 million of stock-based compensation in general and administrative expense during the nine months ended August 31, 2021 and 2020, respectively. We had more common shares and warrants granted in 2020 compared to 2021. In addition, the common stock price traded relatively higher in 2020 compared to 2021.

Interest expense

The following table summarizes interest expense incurred during the nine months ended August 31, 2021 and 2020, respectively (amounts are rounded to nearest thousand):

	For the nine months ended
	August 31, 2021	August 31, 2020
Interest expense based on the coupon interest rate of the outstanding debt	$46,000	$156,000
Accretion of debt discount	188,000	136,000
Total interest expense	$234,000	$292,000

Change in fair value of embedded derivatives

We recognized losses of approximately $129,000 and $19,000 resulting from the change in fair value of embedded contingent put options in convertible notes during the nine months ended August 31, 2021 and 2020 respectively. The fluctuation is mainly due to the change in stock price during the reporting periods.

Loss on debt extinguishment

We recognized a loss of approximately $41,000 and $31,000 due to the exchange of outstanding debentures for shares of common stock during the nine months ended August 31, 2021 and 2020, respectively.

Net loss

During the nine months ended August 31, 2021 and 2020, we incurred net losses of approximately $6.2 million and $10.1 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and to implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of significant revenues and must cover our operating costs through debt and equity financings to allow us to continue as a going concern. We had approximately $151,000 in cash as of August 31, 2021. Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report (amounts are rounded to nearest thousand):

	For the nine months ended
	August 31, 2021	August 31, 2020
Net cash (used in) provided by:
Operating activities	$(2,742,000)	$(4,761,000)
Financing activities	2,716,000	5,915,000
Net (decrease) increase in cash	$(26,000)	$1,154,000

Net Cash Used in Operating Activities

During the nine months ended August 31, 2021, operating activities used $2.7 million of cash, resulting from a net loss of $6.2 million, partially offset by $2.2 million of share-based compensation, change in fair value of embedded conversion options of $128,000, loss on debt extinguishment of $41,000, and non-cash interest expense resulting from accretion of debt discounts of $188,000 and changes in our operating assets and liabilities of approximately $0.8 million.

During the nine months ended August 31, 2020, operating activities used $4.8 million of cash, resulting from a net loss of $10.1 million, partially offset by $5.2 million of share-based compensation, other non-cash expenses $0.2 million and changes in our operating assets and liabilities.

Net Cash Provided by Financing Activities

Net cash provided financing activities for the nine months ended August 31, 2021 and 2020 was $2.7 million and $5.9 million, respectively. The net cash provided in the 2021 period relates to proceeds received from the issuance of common stock and debentures, and offset by repayment of notes to related parties. The net cash provided in the 2020 period relates to proceeds received from the issuance of preferred shares and debentures.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the three months ended		For the nine months ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Consulting and legal expenses	$105,000	$105,000	$315,000	$210,000

On February 1, 2021, we issued 35,000 shares to Mr. Rosenstadt, our Chief Legal Officer and director, for his services performed in connection with December 2020 financing. The fair value was approximate $35,000, which was recorded as part of debt issuance cost to the 2020 Debenture (see note 5).

On April 16, 2021, we entered into two unsecured promissory note agreements (the “Notes”) with certain management personnel for an aggregate principal amount of $30,000. The Notes bear interest at 5% per annum and are payable by August 31, 2021. During the quarter ended August 31, 2021, we made full repayment of $30,000 to the management personnel, including all outstanding interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2021, we issued 85,628 shares of Common Stock in exchange for services rendered by third parties.

The issuance of the Securities mentioned above, if any, qualified for the exemption from registration continued in section 4(a) of the securities act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
101	Interactive Data File
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q BIOMED INC.
Dated: October 15, 2021	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer