Form 10-K
period 2021-11-30
Q BioMed Inc.
filed 2022-02-28
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold:  $23,172,626 as of May 31, 2021.

As of February 25, 2022, there were 30,602,888 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We are a voluntary filer with the SEC. As a voluntary filer, we are not required to file periodic reports under the Exchange Act. If we were to cease to be a reporting company under the Exchange Act, the information now available to shareholders in the annual, quarterly and other reports filed by us would not be available.

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

FORM 10-K

For the fiscal year ended November 30, 2021

PART I

ITEM 1. BUSINESS

We are a commercial stage biotechnology acceleration and development company focused on acquiring and in-licensing pre-clinical, clinical-stage and approved life sciences therapeutic products. We aim to acquire, or license and have assembled, a pipeline of multiple therapeutics in development stages ranging from early pre-clinical to commercial ready. Our model seeks to diversify risk by broadening the therapeutic areas we work in as well as providing multiple catalysts as we advance assets through the clinical and regulatory process. We aim to maximize risk-adjusted returns by focusing on multiple assets throughout the discovery and development cycle as well as commercial product revenue generation. We expect to benefit from early positioning in illiquid and/or less well known privately-held assets, thereby enabling us to capitalize on valuation growth as these assets move forward in their development.

Currently, we have a portfolio of five therapeutic products, including an FDA approved radiopharmaceutical for metastatic bone cancer pain (Strontium-89 and MetastronTM) and three development stage products: QBM-001 for rare pediatric non-verbal autism spectrum disorder, Uttroside-B for liver cancer, and the MANNIN Platform starting with MAN19 for Acute Respiratory Distress Syndrome caused by infectious diseases like COVID19. The MANNIN platform has several potential therapeutics in development in various indications, including vascular (glaucoma, Cystic kidney disease) and infectious diseases. The infectious diseases we may ultimately treat include influenza, COVID-19, Ebola and others.

In 2020, we began generating revenue from our Strontium-89 product for pain palliation in bone metastases. We are exploring a therapeutic expansion post-marketing clinical trials or data aggregation for Strontium-89. We also intend to file investigational new drug applications or equivalent in 2022 with the Canadian regulators for MAN-19 for Acute Respiratory Diseases Syndrome (caused by COVID-19) and later in the United States for Uttroside-B for the treatment of liver cancer. Additional Mannin indications will also be advanced towards clinical trials for other vascular diseases. We also intend to advance our QBM-001 asset to address a non-verbal learning disorder in autistic children and are assessing additional technologies to focus our pipeline in the rare disease space to complement our orphan drug designated liver cancer drug candidate and the rare autism spectrum program.

Following is a summary of our product pipeline.

Our Strategy

Our goal is to become a leading biotechnology acceleration and development company with a diversified portfolio of therapeutic products and product candidates. To achieve this goal, we are executing on the following strategy:

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

Our Research and Development Activities

As a biomedical acceleration and development company, research and development is a core aspect of our business. In the fiscal years ended November 30, 2021 and 2020, we incurred approximately $1.1 million and $1.9 million, respectively, in research and development activities.

Metastron™ and Strontium-89 Chloride USP Injection

We have been working hard to commercialize Strontium-89 for the non-opiate treatment of metastatic cancer bone pain. In November 2019, the Department of Health and Human Services approved our supplemental abbreviated new drug application for a new drug product manufacturing site, IsoTherapeutics Group, LLC. In 2020, IsoTherapeutics began manufacturing our FDA approved non-opioid cancer bone pain drug Strontium-89 Chloride USP.

On February 13, 2020, we launched our FDA approved non-opioid drug Strontium-89 (Strontium Chloride Sr-89 Injection, USP). In January 2021, we received full reimbursement from Medicare and Medicaid, were approved as a federal supplier in March 2021, and engaged a federal sales team working mostly with the U.S Departments of Veterans’ Affairs, the Department of Defense and Indian Health Services. We have recently retained Eversana to partner on the institutional sales efforts and expect to deploy in field sales reps in 2022. Stontium-89 has been shown to relieve the persistent pain associated with cancer that has metastasized to bone. In several multicenter, placebo-controlled trials in cancer patients with persistent pain after external beam radiation therapy for bone metastases, pain relief occurred in more patients treated with a single injection of Strontium-89 than in patients treated with an injection of placebo, with a greater percentage of patients experiencing pain scores of zero with no use of rescue opioid analgesics. Median duration of pain palliation has been shown to be 2 to 5 months. Strontium-89 can be re-dosed every 90 days.

An estimated 10 million people are living with this condition, and due to the opioid crisis, doctors and patients are looking for an alternative to treat metastatic cancer associated bone pain. Given that Strontium-89 can be administered every three months and has proven effective in approximately 80% of the patients who received the drug, Q BioMed is hopeful that a broad market is available and can be accessed with the right resources.

We have a Non-USA named patient program and few international distribution contracts in place expect to be able to generate sales outside the US this year. Through our US distribution partner, Jubilant RadiopharmaTM, we have the capability to reach patients in all 50 states. Our contract manufacturing facility, which is FDA approved to manufacture Strontium-89, is manufacturing commercial-scale quantities on a regular schedule. COVID-19 restrictions on people and supply chains have slowed our commercial rollout to some extent. We are fully commercial in terms of product availability, infrastructure and distribution and expect to have a meaningful sales team deployed during 2022 once funding is available.

We plan to launch the Strontium-89 in global markets, including Europe, in 2022 as we navigate the regulatory approval process, and we have already seen interest from this region. With the necessary funding, we also plan to undertake further research for Strontium-89 for potential label extension into therapeutic use for survival benefit in metastatic bone cancer through a Phase IV study as well as to explore combination studies for enhancing the value proposition of the drug through better outcomes.

We have proactively on-boarded our commercial team tasked with infrastructure set-up, including medical information and pharmacovigilance, government contracting, marketing and a contract federal sales team. We have announced a distribution partnership with Jubilant Radiopharma who have all the capabilities we require to access the U.S. market, including warehousing/inventory management, invoicing and customer service/ordering. Jubilant also has a sales team that calls on major providers, a national network of nuclear pharmacies in the United States and distribution and coverage throughout the United States.

The global demand for access to generic drugs and non-opioid therapies has given Q BioMed access to a global market we continue to be extremely excited about its prospects to re-establish a deserved niche in the late stage cancer treatment landscape.

Mannin Research Inc. Intellectual Property

On October 29, 2015, we entered into a Patent and Technology License and Purchase Option Agreement, as amended in March 2019, with Mannin Research Inc. (Mannin) whereby we were granted a worldwide, exclusive license on, and option to acquire, certain Mannin intellectual property, or IP, within a four-year term. Under the 2019 amendment, the option to acquire was extended to October 29, 2021 and is now expired. On September 1, 2020, we further amended the license agreement allowing Mannin to grant an exclusive license to Mannin GmbH (its wholly owned German subsidiary) in order fully take advantage of the German government grant to Mannin. The agreement also confirms our ongoing investment into the Tie2 platform to create, and therefore maintain economic value for us and our shareholders. We have agreed to contribute funds in Mannin GmbH. We paid Mannin $1.5 million in cash in three instalments. In addition, we paid to Mannin $0.75 million in shares of our common stock valued as of June 15, 2020, in full satisfaction of R&D payables, contracted by Mannin in development of the Tie2 platform. We continue to have the right to 100% of the revenues, if any, derived from the Mannin Tie2 technology platform, until such time that Mannin and its subsidiaries have independently raised at least $2 million in funds, at which time the parties have agreed to a 50% profit share structure reducing our future capital commitments to Mannin R&D and commercial rollout, which is expected to happen this year.

The Mannin IP and Tie2 platform technology was initially focused on developing a first-in-class eye drop treatment for glaucoma, but was shifted in 2020 to quickly advance a therapeutic for acute respiratory distress syndrome (ARDS) that causes the most severe COVID19 infections to require intubation, ICU and poor outcomes. The technology platform is being expanded and development is underway for ophthalmological uses and also includes other indications in cystic kidney disease, cardiovascular diseases and other infectious disease. This platform technology has application in many disease states that result in ‘leaky’ vessels and the inefficient flow of fluids, like COVID-19. During the years ended November 30, 2021 and 2020, we respectively incurred approximately $0.8 million and $1.0 million of research and development expenses under our license with Mannin. The purchase price for the Mannin IP is $30.0 million less the amount of cash paid by us for development and the value of the Common Stock issued to the vendor. We can make this all or part of this payment in stock, provided that such stock does not represent 15% or more of our issued and outstanding Common Stock.

Mannin COVID-19, Glaucoma and Others – More Government Funding

In March 2021, Mannin Research Inc. was granted an additional CAD$1.7 million from the Canadian governments COVID response budget, adding to the approximate $7.7 million granted in Europe, which together will fund 65-75 percent of every dollar incurred to advance the Acute Respiratory Distress Syndrome therapy for COVID patients as well as a portfolio of therapeutic assets for vascular diseases currently in development at Mannin, including: glaucoma, cardiovascular diseases, acute kidney disease, and other infectious diseases.

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

MAN-01 and GDF15

There are over 60 million patients worldwide with primary open-angle glaucoma. MAN-01 aims to reduce the pressure build-up in the eye by assisting with, and correcting, drainage problems in tiny vessels in the eye called the Schlemm’s Canal. MAN-01 is being designed to target these unique and extremely important vessels, as over 70% of all fluid in the eye flows through the Schlemm’s Canal. Currently, the MAN-01 program is finalizing its preclinical lead candidate optimization by completing a series of ophthalmic in vivo studies to demonstrate efficacy. After successful completion of the in vivo studies, Mannin Research will begin preparing for preclinical toxicology and filing of its IND. Our research shows that the drug’s mechanism of action may ameliorate vessel damage in several other diseases such as: kidney disease, cardiovascular disease, and against infectious diseases, such as influenza and the current COVID-19 outbreak. We believe these programs comprise a multi-disease platform technology that has several valuable applications. Adding the GDF15 biomarker to our portfolio is a significant step to securing a unique product offering that put precision medicine and patient specific treatment in the hands of clinicians. Growth Differentiation Factor 15 (GDF15) is a companion diagnostic marker to the MAN-01 drug for determining the severity of glaucoma using the expression levels of GDF15. Determining the severity of glaucoma using this biomarker will aid in treatment decisions for patients diagnosed with, and being treated for, glaucoma. Recent buyouts in the Biotechnology space has us believing that large pharma companies could be looking for valuable assets like this with multiple downlines because of expiring patient protection on current drugs. Our collaborators at the Washington University in St. Louis are currently examining the effectiveness of GDF15 as a clinical biomarker in a clinical trial. In parallel, Q BioMed and Mannin Research are working with the Biointerfaces Institute at McMaster University in Ontario, Canada to develop a GDF15 biomarker diagnostic kit for monitoring glaucoma severity and progression. The aim is to develop a simple integrated diagnostic test that can be performed at a physician’s office with no external, expensive equipment.

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

We filed an orphan drug application for our QBM-001 drug candidate in June 2019. We need to supplement our application with additional data and intend on refiling the supplemented application in 2022.

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

As it is not feasible to use the plant as the source for a drug, we successfully synthesized the molecule thereby creating an exact replica of the naturally occurring chemical compound. In a joint research program with India-based Chemveda Life Sciences in 2017, we initiated this very complex and challenging synthesis program. After 2 years, the exceptional chemists at Chemveda and our scientists, succeeded. The synthetic molecule has now been tested in comparison to the original plant molecule and the results confirm the same efficacy against the same liver cancer cell lines. We are now optimizing the synthesis of the molecule and are conducting free clinical testing on the initial output from that process and are preparing to advance this into a preclinical program. During the year ended November 30, 2021 and 2020, total fees paid to Chemveda Life Sciences was $65,000 and $0.2 million, respectively.

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

With respect to COVID-19, we are working on developing a potential treatment. It is in the early stages of development but could prove to be an important tool in treating several infectious diseases that result in respiratory complications. Our technology partner and licensor, Mannin Research, has received requests from, and submitted responses to, governmental organizations worldwide and philanthropic groups for information about the potential use of its biologic treatment for COVID-19. The potential treatment is based on the understanding that vascular leakage is a key driver of organ injury in diseases such as Acute Respiratory Distress Syndrome (ARDS) caused by viruses, including COVID-19. The Angiopoietin-Tie2 signaling pathway for the treatment of vascular permeability associated with pulmonary edema from respiratory infections like COVID-19, but also ARDS, SARS, seasonal Influenzas and others. There were 45 million symptomatic flu cases, 810,000 hospitalizations and 61,000 deaths – in the United States alone during the 2017-2018 flu season, and that flu has resulted in 9 million – 41 million illnesses, 140,000 – 710,000 hospitalizations and 12,000 – 52,000 deaths annually between 2010 and 2020 according to the CDC. We are in the early stages of investigations and preclinical evaluation of this potential drug and hope to collaborate with others on a global basis to advance this program as rapidly as possible. COVID-19 variants continue to evolve and cause concern and demonstrate the need for a non-variant specific treatment. We also believe it could be utilized for seasonal influenzas and future similar pandemic viral threats

Patents and Intellectual Property Rights

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

We hold a license to all intellectual property related to our licensed the drug candidates. We own the intellectual property for our SR89, our generic Strontium-89 Chloride product candidate for metastatic cancer bone pain therapy, and MetastronTM, our branded Strontium-89 Chloride product candidate for metastatic cancer bone pain therapy. We are not subject to a license for QBM-001, the combination drug candidate related to a nonverbal disorder associated with autism.

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

Raw Materials and Third-Party Manufacturing

We began commercially producing our sole product, Strontium-89, in February 2020. To date, we have sourced all the raw material needed for Strontium-89 from Polatom in Poland. Due to the limited production of Strontium-89 to date, we do not consider it a substantial risk that we have only one supplier of this raw material. As we ramp up production, we are in the process of adding a US based supplier of the raw material, and are working through the regulatory approval required to formally add that raw material to our approved ANDA.

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

Employees

As of February 10, 2022, we had nine employees and management consultants, three of whom we consider full time and six of whom we consider part time.

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

Common Stock

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

	High Bid	Low Bid
Fiscal Year 2022
February 28, 2022 (through February 25, 2022)	$0.37	$0.293

Fiscal Year 2021
November 30, 2021	$0.90	$0.45
August 31, 2021	$0.99	$0.66
May 31, 2021	$1.25	$0.89
February 29, 2021	$1.59	$0.90

Fiscal Year 2020
November 30, 2020	$1.18	$0.95
August 31, 2020	$2.00	$1.39
May 31, 2020	$3.00	$1.12
February 29, 2020	$3.45	$2.41

The last reported sales price for our shares on the OTCQB as of February 25, 2022, was $0.312 per share. As of February 14, 2022, we had approximately 69 shareholders of record and approximately 5,100 round lot shareholders.

Preferred Stock

We are authorized to issue shares of preferred stock. We currently have outstanding:

●	227,998 shares of Series A Preferred Shares with a nominal liquidation value of $10.00 that are convertible into shares of our common stock at $1.00 per share; and

●	400,000 shares of Series B Preferred Shares with a nominal liquidation value of $10.00 that are convertible into shares of our common stock at the lower of: (a) $2.70 or (b) 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than $0.35.

There is no public market for our preferred shares. For a more complete summary of our preferred shares, see Note 9 “Stockholders’ Equity (Deficit)” in our audited financial statements included in this report.

Holders

As of February 25, 2022, we had 30,602,888 shares of $0.001 par value common stock issued and outstanding. Our Transfer Agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, Phone: (212) 828-8436.

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

On November 30, 2021, we issued 49,200 shares of Common Stock in exchange for services rendered by third parties.

Between July and September 2021, we issued 777,851 shares of Common Stock upon the conversion of $0.5 million convertible notes and accrued interest.

During the year ended November 30, 2021, we issued 533,610 shares of Common Stock for dividends payment on preferred stock.

On December 2, 2021, we issued 277,877 shares of Common Stock for dividends payment on preferred stock.

Between January and February, 2022, we issued 1,577,648 shares of Common Stock upon the conversion of $0.7 million convertible notes and accrued interest.

On February 1, 2022, we issued 99,575 shares of Common Stock in exchange for services rendered by third parties.

The issuances of the securities mentioned above qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6. [RESERVED]

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

The focus for 2022 is to monetize the current pipeline and build a platform for future growth. There are 4 areas of focus: commercial product revenue growth, partnerships, joint venture equity value and future development platform.

Commercial Product

We believe that Strontium89 has great potential in the cancer palliation space. As a result of a world in which opioids were a treatment of choice for those patients unlucky enough to be diagnosed with painful metastatic cancers in the bone, we felt that Strontium89 had become a neglected and forgotten drug. We have stayed committed to our belief that Strontium89 was a valuable treatment and have focused on advancing that asset from concept, a neglected drug, to a fully approved, reimbursed commercial product. Since we acquired Strontium89, we have built an infrastructure to commercialize the product, including manufacturing, branding, pharmacovigilance, reporting, federal supply contract, and entering into distribution agreements in the United States and several other countries. We believe that our last remaining investment is now focused on a sales team to promote the drug both in federal and non-government institutions and clinics. Revenue has started to grow even without a sales force fully deployed. Our recent partnership with a sales organization is in place, and once funded we plan to capitalize on the groundwork in place. We expect revenues to grow steadily and over the next 12-18 months.

We are also assessing additional products in nuclear medicine that could complement our infrastructure and provide additional revenue opportunities.

Partnership Opportunities

UTTROSIDE B - Liver Cancer Chemotherapeutic

Along with our developmental partners, we are advancing an innovative treatment for liver cancer, a disease indication that currently has a high unmet need. This molecule was identified in India, traditionally used to treat liver ailments. Subsequent research on that isolated molecule showed promising data, indicating that the molecule was more cytotoxic, killing cancer cells more effectively, in liver cancer cells lines than the current first line liver cancer chemotherapeutic. We have advanced this from a naturally occurring unsustainable plant product to a commercially viable and scalable synthetic drug candidate. This provides an opportunity to partner this asset with a larger oncology focused institution. Currently, there are only two approved first-line liver cancer therapies. We have received Orphan Drug Designation, and we are now preparing to advance this toward clinical partnership.

Development Platform - Rare Disease Focus

During 2022 we will focus our future development platform on the Rare Disease Space. This focusses our resources on an area in which we already have a presence. Our liver cancer drug candidate, Uttroside B, has already received Orphan Drug Designation. We expect to partner this asset in mid-2022 and will grow our development platform through in-licensing or acquisition.

This rare disease platform will also complement our early-stage treatment for young minimally verbal children on the Autism Spectrum. While our immediate focus is on the above-mentioned assets, we are also developing a new drug candidate to treat young children with pediatric minimally verbal autism. The advancement of this program will depend on the availability of funds and resources as we prioritize our clinical development milestones. There is no effective treatment available to help an estimated 250,000 children born with the condition worldwide each year, 20,000 of them in the United States. We are working on a discovery and development program to address this highly unmet need.

Corporate Strategic Goals

Our mission is to solve problems by accelerating the development of important therapies and the availability of those therapies to patients. We have been busy building a portfolio that we believe has significant value ranging from blockbuster potential drugs to revenue-producing opportunities.

On September 29, 2021, we entered into a securities purchase agreement with an accredited investor (“Lender”), pursuant to which we sold a convertible debenture (the “Debenture”) with a maturity date of 12 months after the issuance thereof for $2,000,000 gross proceeds. The closing date of the sale was on October 5, 2021. The Debenture in the aggregate principal amount of $2,200,000 which includes an original issue discount of $185,000 and $15,000 for the payment of the Lender’s legal fees and carries an interest rate of 6% per annum.

Deeper Pipeline Review

Strontium-89 - FDA Approved Drug Launched

In January 2021, we announced that treatment with Strontium-89 in the hospital out-patient setting is fully reimbursed by Medicare. In March 2021, we were approved as a federal supplier which allows us to sell into federal hospital systems, notably the U.S. Department of Veteran Affairs and the U.S. Department of Defense. We have deployed a VA sales force, and we are preparing to launch an institutional contract sales force to increase our presence and uptake in non-government hospitals Revenue for our fiscal 2021, while still fairly low, is up by over 600% over our fiscal 2020. In January 2021, we received full reimbursement from Medicare and Medicaid, were approved as a federal supplier in March 2021, and engaged a federal sales team working mostly with the U.S Departments of Veterans’ Affairs, the Department of Defense and Indian Health Services. We have recently retained Eversana to partner on the institutional sales efforts and expect to deploy in field sales reps in 2022.

In mid-2020, we began the regulatory registration process for full commercial access in the European Union. These efforts have seen some delay due to Brexit related regulatory requirements. In parallel, we are midway through the registration process in many other countries. Due to some legacy data from previous owners not being available in current reporting standards to complete the filings, we have begun the process of creating our own source documents to complete the filings in non-US jurisdictions. We expect this to be complete in the first half of our fiscal 2022. We have already identified and contracted with a few international distribution partners in anticipation of approval in those countries.

We are assessing several potential clinical trial programs that may expand the indication beyond palliation into a therapeutic use that may increase utilization in years to come.

Mannin Platform Drugs for ARDS, Glaucoma, Kidney Diseases and others

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

With the uptake of vaccines for COVID-19 growing, the infection numbers are still soaring around the world due to new variants and communities growing apathy and resistance to mandates and social restrictions. Together with Mannin Research Inc., our technology partner, we are pursuing a treatment for Acute Respiratory Distress Syndrome, the condition that causes the most severe symptoms in COVID patients usually resulting in hospitalization and death. The treatment is not dependent on targeting any specific viral variant but rather is virus agnostic, which we believe makes it an invaluable treatment for Corona viruses and other viral diseases like influenza, pneumonia and any future viral pandemic outbreaks.

The MAN-19 therapeutic is a recombinant fusion protein that treats the patient, instead of targeting the virus. It is not a cure for COVID-19, but it strengthens a patient’s blood vessels and protects them against ARDS, breathing problems, sepsis and other infections that may cause the body’s organs to begin shutting down. It is designed to keep COVID-19 or other ARDS patients out of the ICU and off a ventilator. Pending upcoming toxicology testing, we believe that clinical trials for the drug will start in 2022. If the drug proves both safe and effective, our goal is to have it available for use by patients by early 2023.

The market for this kind of treatment in the current pandemic climate is substantial and global. COVID-19 is not going away any time soon. As a result, there is a need to develop more effective treatments. We believe that this technology will play a role in the broader treatment landscape and not only for COVID-19, but also for other infectious diseases that cause ARDS.

GDF 15 Diagnostic for Glaucoma – In Clinical Trial and Product Development and FDA approval anticipated early 2022

In early 2019, we licensed a diagnostic biomarker known as GDF-15 for determining the severity of glaucoma from Washington University in St. Louis. . GDF15 is an attractive biomarker for glaucoma, with distinct advantages over conventional clinical tests and the potential to be a first-in-class diagnostic test. In collaboration with our development partners, we are developing a prototype for point of care In Vitro Diagnostic (IVD) device to detect GDF15 in clinical samples of aqueous humor. Our teams are generating, assessing, and applying DNA aptamers and DNAzymes to detect GDF15 in aqueous humor, to develop a prototype assay and diagnostic test strip for detection of GDF15 in clinical samples. This integrated and printable diagnostic will allow ophthalmologists to detect and monitor glaucoma progression in patients at their office without need for additional external or expensive equipment. In partnership with Mannin Research Inc. and McMaster University, we are nearing the completion of development of an IVD with both point-of-care (detection in a doctor’s office) as well as an external laboratory-based detection (i.e. for use in existing CLIA laboratories using existing diagnostic equipment). With appropriate funding, we anticipate completion of the IVD device and submission to the FDA (510K) for in vitro diagnostic approval in 2022.

UTTROSIDE B - Liver Cancer Chemotherapeutic

Along with our developmental partners, we are advancing an innovative treatment for liver cancer, a disease indication that currently has a high unmet need. Currently, there are only two approved first-line therapies. Uttroside-B was discovered in the leaf of the Black Nightshade plant in India. As it is not feasible to use the plant as the source for a drug, we successfully synthesized the molecule thereby creating an exact replica of the naturally occurring chemical compound. We have received Orphan Drug Designation and we are now preparing to advance this toward IND application with the FDA.

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

Intangible assets are monitored for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable and are also reviewed annually to determine whether any impairment is necessary. Management has assessed the economic life of our Metastron asset to be at least equal to its remaining use life of eight years. As such, management modelled the recoverability test using seven years of estimated future cash flows. Based on this projection, the $350,000 net carrying value of our Metastron asset is fully recoverable and therefore there was no impairment loss as of November 30, 2021 and 2020.

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

As of November 30, 2021 and 2020, the fair value of embedded derivative liability measured at fair value on a recurring basis was approximately $0.9 million and $0, respectively.

Stock Based Compensation

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

We recognized general and administrative expenses of approximately $2.3 million and $6.6 million as a result of the shares, outstanding warrants and options issued to consultants and employees during the years ended November 30, 2021 and 2020, respectively.

Research and Development

We expense the cost of research and development as incurred. Research and development expenses comprise costs incurred in funding research and development activities, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with ASC 730, Research and Development. During the year ended November 30, 2021 and 2020, we incurred $1.1 million and $1.9 million in research and development expenses.

Recent accounting pronouncements

For a summary of recent accounting pronouncements applicable to our consolidated financial statements, see Note 3, Summary of Significant Accounting Policies, in Part II, Item 8, Notes to Consolidated Financial Statements.

Results of Operation for the years ended November 30, 2021 and 2020

	For the years ended
	November 30,2021	November 30, 2020	Change
Net Sales	$195,597	$30,000	$165,597
Cost of sales	246,846	326,009	(79,163)
Gross loss	(51,249)	(296,009)	244,760
Operating expenses:
General and administrative expenses	6,263,475	10,969,253	(4,705,778)
Research and development expenses	1,073,841	1,880,152	(806,311)
Total operating expenses	7,337,316	12,849,405	(5,512,089)
Loss from operations	(7,388,565)	(13,145,414)	5,756,849
Other (income) expenses:
Interest expense	506,922	296,215	210,707
Change in fair value of embedded derivatives	304,153	19,163	284,990
Loss on debt extinguishment	40,910	31,399	9,511
Total other expenses	851,985	346,777	505,208
Net loss	$(8,240,550)	$(13,492,191)	$5,251,641

Net Sales

During the year ended November 30, 2021 and 2020, we recognized approximately $196,000 and $30,000 of revenue from sales of Strontium89, respectively. This increase was due to more doses being sold during the year ended November 30, 2021 compared to the prior year.

Cost of Sales

During the year ended November 30, 2021, we recognized approximately $247,000 in cost of sales. These costs were related to raw materials cost, manufacturing cost, distribution cost and write-offs of expired inventory.

During the year ended November 30, 2020, we recognized approximately $326,000 in cost of sales. These costs were related to raw materials cost, manufacturing cost and distribution cost and write-offs of expired inventory.

The decrease in cost of sales was due to less expired inventories being written-off during the year ended November 30, 2021 compared to the prior year.

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to significantly less stock-based compensation recognized in the year ended November 30, 2021compared to the 2020 fiscal year. We recognized approximately $2.3 million and $6.6 million of stock-based compensation in general and administrative expense during year ended November 30, 2021and 2020, respectively. We had more common shares, options and warrants granted in 2020 compared to 2021. In addition, the common stock price traded relatively higher in 2020 compared to 2021.

Interest expense

The following table summarizes interest expense incurred during the year ended November 30, 2021 and 2020, respectively (amounts are rounded to nearest thousand):

	For the Years ended
	November 30, 2021	November 30, 2020
Interest expense based on the coupon interest rate of the outstanding debt	$96,000	$158,000
Accretion of debt discount	408,000	139,000
Other	3,000	—
Total interest expense	$507,000	$297,000

Change in fair value of embedded derivatives

We recognized losses of approximately $304,000 and $19,000 resulting from the change in fair value of embedded contingent put options in convertible notes during the years ended November 30, 2021 and 2020 respectively. The fluctuation is mainly due to the change in stock price during the reporting periods.

Loss on debt extinguishment

We recognized a loss of approximately $41,000 and $31,000 due to the conversion of outstanding debentures into shares of common stock during the year ended November 30, 2021 and 2020, respectively.

Net loss

During the years ended November 30, 2021 and 2020, we incurred net losses of approximately $8.2 million and $13.5 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and to implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established a significant ongoing source of revenues and in both the short- and long-term, we must cover our operating through debt and equity financings to allow us to continue as a going concern. We had approximately $0.3 million in cash as of November 30, 2021. Our ability to continue as a going concern depends on our ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the years ended
	November 30, 2021	November 30, 2020

Net cash (used in) provided by:
Operating activities	$(4,302,036)	$(6,233,441)
Financing activities	4,468,900	6,237,950
Net increase in cash	$166,864	$4,509

Net cash used in operating activities was approximately $4.3 million for the year ended November 30, 2021 as compared to approximately $6.2 million for the year ended November 30, 2020. During the year ended November 30, 2021, operating activities used $4.3 million of cash, resulting from a net loss of $8.2 million, partially offset by $2.3 million of share-based compensation, change in fair value of embedded conversion options of $0.3 million, loss on debt extinguishment of $41,000, and non-cash interest expense resulting from accretion of debt discounts of $0.4 million and changes in our operating assets and liabilities of approximately $0.8 million. During the year ended November 30, 2020, net cash used in operating activities results from the net loss of approximately $13.5 million for the year ended November 30, 2020, partially offset by $6.6 million of share-based compensation, change in fair value of embedded conversion options of $19,000, and non-cash interest expense resulting from accretion of debt discounts of $0.1 million and changes in our operating assets and liabilities of approximately $0.8 million.

Net cash provided by financing activities was approximately $4.5 million for the year ended November 30, 2021 as compared to approximately $6.2 million for the year ended November 30, 2020. During the year ended November 30, 2021, net cash provided by financing activities relates to proceeds received from the issuance of common stock and debentures, and is offset by the repayment of notes to related parties. During the year ended November 30, 2020, net cash provided by financing activities relates to proceeds received from the issuance of preferred shares, shares of common stock and warrants, and convertible debentures.

Contractual Obligations and Commitments

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

License Agreements

Mannin

On October 29, 2015, we entered into a Patent and Technology License and Purchase Option Agreement (“Exclusive License”) with a vendor whereby we were granted a worldwide, exclusive, license on, and option to, acquire certain intellectual property (“Mannin IP”) which initially focused on developing a first-in-class eye drop treatment for glaucoma within the four-year term of the Exclusive License. Pursuant to the exclusive license from Mannin, we may purchase the Mannin IP within six years of entry into the agreement. During the years ended November 30, 2021 and 2020, we respectively incurred approximately $0.8 million and $1.0 million of research and development expenses under our license with Mannin. The purchase option under the license agreement has now expired.

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

On September 1, 2020, we further amended the license agreement allowing Mannin to grant an exclusive license to Mannin GmbH (its wholly owned German subsidiary) in order fully take advantage of the German government grant to Mannin. The agreement also confirms our ongoing investment into the Tie2 platform to create, and therefore maintain economic value for us and our shareholders. We have agreed to contribute funds in Mannin GmbH. We paid Mannin $1.5 million in cash payable in three instalments. In addition, we paid to Mannin $0.75 million in shares of our common stock valued as of June 15, 2020, in full satisfaction of R&D payables, contracted by Mannin in development of the Tie2 platform. We continue to have the right to 100% of the revenues derived from the Mannin Tie2 technology platform, until such time that Mannin and its subsidiaries have independently raised at least $2 million in funds, expected to happen in 2022, at which time the parties have agreed to a profit share structure reducing our future capital commitments to Mannin R&D.

During the years ended November 30, 2021 and 2020, we incurred approximately $0.8 million and $1.0 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

Washington University

On March 9, 2019, we entered into an Exclusive License Agreement with Washington University for license of a diagnostic marker for determining the severity of glaucoma using the expression levels of Growth Differentiation Factor 15. The agreement calls for us to pay an initial fee of approximately $88,000, pay annual maintenance fees ranging from $15,000 to $75,000, make additional payments upon the following milestones:

•The first commercial sale of a companion diagnostic product;

•Initiation of a clinical trial for a diagnostic product to support FDA PMA or 510(k) regulatory approval or the foreign equivalent;

•PMA or 510(k) regulatory approval by the FDA or the foreign equivalent; and

•The first commercial sale of a diagnostic product.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Consolidated Statements of Operations as follows:

	For the Years ended
	November 30,	November 30,
	2021	2020
Consulting and legal expenses	$420,000	$420,000

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

As of November 30, 2021, management has completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were effective to detect the inappropriate application of US GAAP. Management has identified the following material weaknesses set forth below in our internal control over financial reporting.

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

			Held
			Position
Name	Age	Positions	Since
Denis Corin	49	Chief Executive Officer and Director (Chairman)	2015

William Rosenstadt	53	Chief Legal Officer and Director	2015

Rick Panicucci	61	Director	2018

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

Summary Compensation Table

The following table sets forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years ended November 30, 2021 and 2020, respectively and all non-cash compensation awarded to those same individuals in those time periods.

				Stock	Warrants	Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (4)	Awards ($) (5)	Awards ($) (6)	Compensations ($)(1)	Total ($)
Denis Corin (2)	2021	$300,000	$—	$—	$—	$72,000	$—	$372,000
Chief Executive Officer	2020	$295,000	$—	$—	$1,410,000	$768,000	$—	$2,473,000
William Rosenstadt (3)	2021	$—	$—	$34,825	$—	$72,000	$300,000	$406,825
General Counsel and Director	2020	$—	$—	$—	$1,883,000	$768,000	$300,000	$2,951,000

(1)The amounts represent fees paid or accrued by us to the executive officers during the past year pursuant to various employment and consulting services agreements, as between us and the executive officers, which are described below. Our executive officers are also reimbursed for any out-of-pocket expenses incurred in connection with corporate duties. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

(2)Mr. Denis Corin was appointed as Chief Executive Officer and Director on April 21, 2015.

(3)Mr. William Rosenstadt was appointed as Chief Legal Officer and Director on June 5, 2015.

(4)	Mr. Rosenstadt was granted 35,000 shares of Common Stock on February 1, 2021 with grant date fair value of $34,825.

(5)Mr. Corin was granted 750,000 warrants on February 10, 2020 with grant date fair value of $1,312,500. 150,000 warrants and 500,000 warrants held by Mr. Corin were amended on November 30, 2020 and October 1, 2019, respectively. The $97,500 in 2020 and $30,000 in 2019 represent the incremental value received by Mr. Corin.

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

(6)On November 26, 2021, Mr. Corin and Mr. Rosenstadt were each granted 200,000 stock options. The fair value on the grant date was $72,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 10, 2022, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Principal Executive Officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o Ortoli Rosenstadt LLP, 366 Madison Avenue 3rd Floor, New York, New York 10017. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this annual report.

	Amount
	and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner	Owner(1)	Class(2)
Directors and Officers:
Denis Corin (3)	4,991,800	15.1%
William Rosenstadt (4)	3,925,371	11.6%
Rick Panicucci (5)	475,000	1.5%
Directors and Officers as a Group (3 persons)	9,392,171	28.2%
Major Stockholders:
Ari Jatwes (6)	2,100,000	6.6%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (1) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of February 10, 2022.

(2)	This percentage is based upon 30,602,888 shares of common stock outstanding as of February 10, 2022 and any warrants exercisable by such person within 60 days of the date as of which the information is provided.

(3)	In addition to 2,441,800 shares, includes shares underlying (i) 150,000 five-year warrants issued in July 2016 for director fees, (ii) 350,000 five-year warrants issued in June 5, 2017 as a bonus for officer services through the date thereof, (iii) 150,000 five-year options issued on June 5, 2017 for services as a director and officer through June 1, 2018, (iv) 150,000 five-year options issued in June 2018 for services as a director and officer through June 1, 2019, (v) 150,000 five-year options issued in June 2019 for services as a director and officer through June 1, 2020, all of which are exercisable within 60 days of the date as of which the information is provided, (vi) 750,000 five year warrants issued on February 2, 2020, (vii) 300,000 options issued on August 28, 2020, (viii) 500,000 options issued on October 27, 2020 and (ix) 50,000 options issued on November 26, 2021.

(4)	In addition to 676,910 shares, includes shares underlying (i) 250,000 five-year warrants issued in January 2016 to the law firm where Mr. Rosenstadt is a partner, (ii) 50,000 five-year warrants issued in July 2016 which were issued to the law firm where Mr. Rosenstadt is a partner, (iii) 150,000 five-year warrants issued in July 15, 2016 for director fees through June 1, 2017, (iv) 350,000 five-year warrants issued in June 2017 as a bonus for officer services through the date thereof, (v) 150,000 five-year options issued on June 5, 2017 for services as a director and officer through June 1, 2018, (vi) 150,000 five-year options issued in June 2018 for services as a director and officer through June 1, 2019, (vii) 150,000 five-year options issued in June 2019 for services as a director and officer through June 1, 2020, all of which are exercisable within 60 days of the date as of which the information is provided, (vii) 173,641 options issued on October 16, 2019, (viii) 750,000 options issued on the February 10, 2020, (ix) 225,000 warrants issued on April 7, 2020, (x) 300,000 options issued August 28, 2020, (xi) 500,000 options issued on October 27, 2020 and (xii) 50,000 options issued on November 26, 2021.

(5)	Includes (i) 50,000 five-year warrants issued in September 2019 for director fees, (ii) 50,000 options issued in February 2018, (iii) 150,000 options issued in December 2019, (iv) 200,000 options issued in October 2020, and (v) 25,000 options issued on November 26, 2021.

(6)

In addition to 665,000 shares, includes shares underlying (i) 75,000 warrants issued in July 2016, (ii) 85,000 warrants issued in June 2017, (iii) 150,000 options issued in June 2017, (iv) 50,000 options issued in July 2018, (v) 50,000 options issued in September 2019, (vi) 300,000 warrants issued in February 2020, (vii) 200,000 options issued in August 2020, (viii) 500,000 options issued in October 2020 and (ix) 25,000 options issued on November 26, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were approximately $420,000 and $420,000 for the year ended November 30, 2021 and 2020, respectively. In addition to the arrangements, discussed in the sections titled “Directors, Executive Officers & Corporate Governance” and “Executive Compensation”, we pay our securities counsel Ortoli Rosenstadt LLP, where our director William Rosenstadt serves as managing partner, a monthly fee of $25,000 and a per transaction fee on certain extraordinary transactions. We do not have any obligations outstanding to other persons who beneficially own more than 10% of our common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended November 30, 2021 and 2020 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP

SERVICES	2021	2020
Audit fees	$106,000	$97,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	5,000
Total fees	$106,000	$102,000

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

10.7	Securities Purchase Agreement, dated August 28, 2019, filed as Exhibit 10.1 to our current report on Form 8-K (as amended) on September 6, 2019 and incorporate herein by reference
10.8

Form of Debenture pursuant to the Securities Purchase Agreement entered into on August 28, 2019, filed as Exhibit 10.2 to our current report on Form 8-K (as amended) on September 6, 2019 and incorporate herein by reference

10.9	Securities Purchase Agreement, dated October 11, 2019, filed as Exhibit 10.1 to our current report on Form 8-K on October 15, 2019 and incorporate herein by reference
10.10

Form of Debenture pursuant to the Securities Purchase Agreement entered into on October 11, 2019, filed as Exhibit 10.2 to our current report on Form 8-K on October 15, 2019 and incorporate herein by reference

10.11	Securities Purchase Agreement, dated December 5, 2019, filed as Exhibit 10.1 to our current report on Form 8-K on December 12, 2019 and incorporate herein by reference
10.12

Form of Debenture pursuant to the Securities Purchase Agreement entered into on December 5, 2019, filed as Exhibit 10.2 to our current report on Form 8-K on December 12, 2019 and incorporate herein by reference

10.13	Securities Purchase Agreement in connection with our April 6, 2020 private placement of Preferred Shares filed as Exhibit 10.1 to our current report on Form 8-k filed on April 7, 2020
10.14	Registration Rights Agreement filed as Exhibit 10.2 to our current report on Form 8-k filed on April 7, 2020
10.15	Form of Securities Purchase Agreement entered into with the Selling Stockholders, filed as Exhibit 10.4 to our current report on Form 8-k filed on December 29, 2020
10.16	Securities Purchase Agreement, dated December 23, 2020, filed as Exhibit 10.1 to our current report on Form 8-k filed on December 29, 2020
10.17	Form of Debenture filed as Exhibit 10.2 to our current report on Form 8-k filed on December 29, 2020
10.18	Amendment Agreement, dated December 23, 2020, filed as Exhibit 10.3 to our current report on Form 8-k filed on December 29, 2020

10.19	Form of Securities Purchase Agreement with Selling Stockholders, filed as Exhibit 10.4 to our current report on Form 8-k filed on December 29, 2020
10.20	Form of Resale Warrant filed as Exhibit 10.5 to our current report on Form 8-k filed on December 29, 2020
10.21	Securities Purchase Agreement, dated February 12, 2021, filed as Exhibit 10.1 to our current report on Form 8-k filed on February 16, 2021
10.22	Form of Debenture filed as Exhibit 10.2 to our current report on Form 8-k filed on February 16, 2021
10.23	Amendment To Patent and Technology License and Purchase Option Agreement, dated March 26, 2019, among the Company and Mannin Research Inc.
31	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)*
32	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350*

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

Q BioMed Inc.

Date: February 28, 2022	By:	/s/ Denis Corin
	Name:	Denis Corin
	Title:	President, Chief Executive Officer and Acting Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Denis Corin	President, Chief Executive Officer and Director	February 28, 2022
Denis Corin	(Principal Executive Officer and Acting Principal Financial and Accounting Officer)

/s/ William Rosenstadt	Chief Legal Officer and Director	February 28, 2022
William Rosenstadt

/s/ Rick Panicucci	Director	February 28, 2022
Rick Panicucci

Q BIOMED INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Q BioMed, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Q BioMed, Inc. (the “Company”) as of November 30, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended November 30, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Embedded Conversion Features

Description of the Matter

As more fully described in Note 3 and Note 6 of the consolidated financial statements, the Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in the Statement of Operations. Certain redemption features within the convertible debt do not qualify for any of the exceptions from derivative accounting in ASC 815 and requires bifurcation from the host debt instrument with subsequent changes in fair value recorded in earnings each period. For redemption features within convertible debt instruments that require bifurcation from the host instrument the Company used a third party valuation specialist to assist them in determining the fair value of the derivative liability at inception and at the end of each subsequent reporting period. If the conversion feature does not require recognition of a bifurcated derivative, the convertible debt instrument is evaluated for consideration of any beneficial conversion feature (“BCF”) requiring separate recognition. When the Company records a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid-in capital) and amortized to interest expense over the life of the debt.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others:

•	We obtained and evaluated management’s accounting memo and management’s valuation.
•	We evaluated the authoritative guidance used by management for determining whether embedded conversion features were present within the convertible notes and required bifurcation.
•

With the assistance of our fair value specialists, (1) we developed independent estimates of the conversion liability component of the convertible debt and compared them to the management’s estimates; (2) we reviewed the valuation methods and assumptions utilized by the appraiser, which included the historical volatility; (3) we reviewed and evaluated the relevant metrics prepared by management; and (4) we tested the mathematical accuracy of the valuation model.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY
February 28, 2022

Q BIOMED INC.

Consolidated Balance Sheets

	As of November 30,	As of November 30,
	2021	2020
ASSETS
Current assets:
Cash	$344,009	$177,145
Accounts receivable	80,097	—
Prepaid expenses and other current assets	35,374	46,339
Total current assets	459,480	223,484
Intangible assets, net	350,000	400,000
Total Assets	$809,480	$623,484

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,345,319	$721,744
Accrued expenses	954,309	837,660
Accrued expenses - related party	71,500	4,000
Accrued interest payable	70,677	43,376
Convertible notes payable, net	3,053,037	92,185
Total current liabilities	5,494,842	1,698,965
Total Liabilities	5,494,842	1,698,965

Commitments and Contingencies (Note 6)

Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of November 30, 2021 and 2020
Convertible Series A, 500,000 shares designated - 227,998 shares issued and outstanding at November 30, 2021 and 2020, respectively	2,161,195	2,161,980
Convertible Series B, 1,000,000 shares designated - 400,000 and 503,134 shares issued and outstanding at November 30, 2021 and 2020, respectively	3,915,512	4,968,368
Common stock, $0.001 par value; 250,000,000 shares authorized; 28,647,788 and 23,816,489 shares issued and outstanding as of November 30, 2021 and 2020, respectively	28,648	23,816
Additional paid-in capital	53,335,901	47,656,423
Accumulated deficit	(64,126,618)	(55,886,068)
Total Stockholders' Deficit	(4,685,362)	(1,075,481)
Total Liabilities and Stockholders' Deficit	$809,480	$623,484

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statements of Operations

	For the years ended
	November 30, 2021	November 30, 2020
Net Sales	$195,597	$30,000
Cost of sales	246,846	326,009
Gross loss	(51,249)	(296,009)
Operating expenses:
General and administrative expenses	6,263,475	10,969,253
Research and development expenses	1,073,841	1,880,152
Total operating expenses	7,337,316	12,849,405
Loss from operations	(7,388,565)	(13,145,414)

Other (income) expenses:
Interest expense	506,922	296,215
Change in fair value of embedded derivatives	304,153	19,163
Loss on debt extinguishment	40,910	31,399
Total other expenses	851,985	346,777

Net loss	(8,240,550)	(13,492,191)
Accumulated dividend on convertible preferred stock	(500,724)	(375,079)
Deemed dividend on convertible preferred stock due to beneficial conversion feature	—	(482,945)
Net loss attributable to common stockholders	$(8,741,274)	$(14,350,215)

Net loss per share - basic and diluted	$(0.33)	$(0.65)
Weighted average shares outstanding, basic and diluted	26,779,270	22,160,426

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statement of Changes in Stockholders’ Deficit

									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 1, 2019	—	$—	—	$—	19,709,068	$19,709	$37,328,827	$(42,393,877)	$(5,045,341)
Issuance of Series A and Series B preferred stock for cash	100,000	975,000	300,000	2,975,000	—	—	—	—	3,950,000
Issuance of Series A and Series B preferred stock to convert notes payable and accrued interest	127,998	1,279,980	203,134	2,031,340	—	—	—	—	3,311,320
Offering cost related issurance of Series A and Series B preferred stock	—	(138,600)	—	(138,600)	—	—	277,200	—	—
Beneficial conversion feature of Series A convertible preferred stock	—	(252,786)	—	—	—	—	252,786	—	—
Deemed dividends related to immediate accretion of beneficial conversion feature of Series A convertible preferred stock	—	252,786	—	—	—	—	(252,786)	—	—
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	(230,159)	—	—	230,159	—	—
Deemed dividends related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	—	—	—	230,159	—	—	(230,159)	—	—
Accumulated dividend on convertible preferred stock	—	117,556	—	257,523	—	—	(375,079)	—	—
Issuance common stock for dividend payment on preferred stock	—	(71,956)	—	(156,895)	177,404	177	228,674	—	—
Issuance of common stock and warrants for cash					358,835	359	322,591	—	322,950
Issuance of common stock to convert notes payable	—	—	—	—	2,811,198	2,811	2,732,489	—	2,735,300
Issuance common stock for debt modification					7,042	7	9,993	—	10,000
Issuance common stock to settle outstanding invoice					416,667	417	557,917	—	558,334
Cashless warrants exercise	—	—	—	—	31,088	31	(31)	—	—
Share based compensation for services	—	—	—	—	305,187	305	5,834,334	—	5,834,639
Share based compensation related to warrants modification	—	—	—	—	—	—	739,508	—	739,508
Net loss	—	—	—	—	—	—	—	(13,492,191)	(13,492,191)
Balance as of November 30, 2020	227,998	2,161,980	503,134	4,968,368	23,816,489	23,816	47,656,423	(55,886,068)	(1,075,481)
Issuance of common stock for cash	—	—	—	—	100,000	100	99,900	—	100,000
Issuance of common stock and warrants for cash	—	—	—	—	1,213,333	1,213	908,787	—	910,000
Issuance common stock for dividend payment on preferred stock	—	(182,398)	—	(340,627)	533,610	534	522,491	—	—
Issuance of common stock to convert notes payable	—	—	—	—	945,631	946	702,668	—	703,614
Issuance of common stock to convert Series B preferred stock	—	—	(103,134)	(1,031,340)	1,245,089	1,245	1,030,095	—	—
Issuance cost related to issuance of convertible notes	—	—	—	—	35,000	35	34,790	—	34,825
Beneficial conversion feature related to convertible notes	—	—	—	—	—	—	290,967	—	290,967
Issuance of warrants in conjuction with convertible note	—	—	—	—	—	—	252,683	—	252,683
Accumulated dividend on preferred stock	—	181,613	—	319,111	—	—	(500,724)	—	—
Share based compensation for services	—	—	—	—	758,636	759	2,337,821	—	2,338,580
Net loss	—	—	—	—	—	—	—	(8,240,550)	(8,240,550)
Balance as of November 30, 2021	227,998	$2,161,195	400,000	$3,915,512	28,647,788	$28,648	$53,335,901	$(64,126,618)	$(4,685,362)

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statement of Cash Flows

	For the years ended
	November 30, 2021	November 30, 2020
Cash flows from operating activities:
Net loss	$(8,240,550)	$(13,492,191)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	2,338,580	5,834,639
Share based compensation related to warrants modification	—	739,508
Change in fair value of embedded conversion option	304,153	19,163
Accretion of debt discount	408,009	138,794
Amortization expense	50,000	50,000
Loss on debt extinguishment	40,910	31,399
Inventory write-off	—	319,009
Gain from settlement of outstanding payable	—	(191,666)
Changes in operating assets and liabilities:
Accounts receivable	(80,097)	(89,677)
Prepaid expenses and other current assets	10,965	(319,009)
Accounts payable and accrued expenses	838,693	569,193
Accrued interest payable	27,301	157,397
Net cash used in operating activities	(4,302,036)	(6,233,441)

Cash flows from financing activities:
Proceeds from issuance of Series A and Series B convertible preferred stock, net of issuance costs	—	3,950,000
Proceeds received from issuance of convertible notes, net	3,458,900	1,965,000
Proceeds received from issuance of notes to related parties	30,000	—
Proceeds received for issuance of common stock and warrants	1,010,000	322,950
Repayment of notes to related parties	(30,000)	—
Net cash provided by financing activities	4,468,900	6,237,950

Net increase in cash	166,864	4,509

Cash at beginning of the year	177,145	172,636
Cash at end of the year	$344,009	$177,145

Supplemental disclosures:
Cash paid for interest to related parties	$(441)	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$703,614	$2,735,300
Issuance of Series A and Series B preferred stock in exchange for outstanding convertible notes payable and accrued interest	$—	$3,311,320
Issuance of common stock to convert Series B preferred stock	$1,031,340	$—
Accumulated dividend on convertible preferred stock	$500,724	$375,079
Issuance of common stock for dividend payment on preferred stock	$523,025	$228,851
Issuance common stock to settle outstanding invoice	$—	$750,000
Cashless warrants exercise	$—	$31
Beneficial conversion feature related to convertible notes	$290,967	$—
Offering cost	$69,825	$—

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At November 30, 2021 and 2020, the Company had a cash balance that is insured by the FDIC limit. The Company had not experienced losses on these accounts.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended November 30, 2021 and 2020. The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

Intangible Assets

Intangible assets subject to amortization include acquired intellectual property for a marketable product acquired in November 2018. The intellectual property is being amortized over the estimated life remaining at the time of acquisition, which is 10 years.

Intangible assets are monitored for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable and are also reviewed annually to determine whether any impairment is necessary. Management has assessed the economic life of the Company’s Metastron asset to be at least equal to its remaining use life of eight years. As such, management modelled the recoverability test using seven years of estimated future cash flows. Based on this projection, the $350,000 net carrying value of the Company’s Metastron asset is fully recoverable and therefore there was no impairment loss as of November 30, 2021 and 2020.

Q BIOMED INC.

Notes to Consolidated Financial Statements

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of November 30, 2021 and 2020, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the years ended November 30, 2021 and 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent accounting standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company elected to early adopt this guidance on December 1, 2021, on a modified retrospective basis. The adoption resulted in a $291,000 decrease in additional paid in capital from the derecognition of the bifurcated equity component, $208,000 increase in debt from the derecognition of the discount associated with the bifurcated equity component and $83,000 decrease to the opening balance of accumulated deficit.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on our financial statements or disclosures.

Recent adopted standards

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures. ASU 2019-12 is effective for the Company beginning September 1, 2021. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

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

Potentially dilutive securities	November 30, 2021	November 30, 2020
Series A convertible preferred stock	2,280,000	2,280,000
Series B convertible preferred stock	11,429,000	5,031,000
Common stock purchase warrants	11,752,000	10,023,000
Stock Options	4,450,000	3,850,000
Convertible Notes	4,898,000	56,000
Potentially dilutive securities	34,809,000	21,240,000

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

The acquired assets are concentrated in a single asset and the set is not considered a business. As such, the transaction is recognized as the acquisition of a finite-lived intangible asset. The one-time milestone payment based on future sales, and royalty payments based on future sales will be recognized when the payments are probable and estimable, which is expected to be when the related sales targets are achieved and the payments payable to GE. The acquired asset is being amortized on a straight-line basis over its estimated 10 year life. Amortization expense for the years ended November 30, 2021 and 2020 was $50,000. The estimated remaining amortization expense for each of the five succeeding fiscal year:

Year ended November 30,
2022	$50,000
2023	50,000
2024	50,000
2025	50,000
2026	50,000
Thereafter	100,000
$350,000

Q BIOMED INC.

Notes to Consolidated Financial Statements

Note 6 – Outstanding Debt

Convertible Notes

The table below summarizes outstanding convertible notes as of November 30, 2021 and 2020 (amounts are rounded to nearest thousand):

	November 30, 2021	November 30, 2020
Convertible Notes Payable :
Principal value of 2021 Debenture	$3,506,000	$—
Fair value of bifurcated contingent put option	867,000	—
Debt discount	(1,320,000)	—
Carrying value of 2021 Debenture	3,053,000	—
Principal value of 2019 August Debenture	—	100,000
Debt discount	—	(8,000)
Carrying value of 2019 August Debenture	—	92,000
Total carrying value of convertible notes payable	$3,053,000	$92,000

2019 August Debenture

On August 28, 2019, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company sold a convertible debenture (the "August 2019 Debenture") with a maturity date of twelve months after the issuance thereof for $0.5 million. The August 2019 Debenture is in the aggregate principal amount of $0.55 million which amount includes an original issue discount of $40,000, and payment of the lenders legal fees of $10,000. The August 2019 Debenture carries an interest rate of 10% per annum.

The August 2019 Debenture was fully converted during the year ended November 30, 2021.

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

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

July Debenture

On July 26, 2021, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “July Debenture”) in the principal amount of $806,250 and a warrant to purchase up to 645,000 shares of common stock (the “Warrant”) for a total purchase price of $750,000. The Company also paid $18,750 for lender’s legal fee.

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

September Debenture

On September 29, 2021, the Company entered into a securities purchase agreement with an accredited investor (“Lender”), pursuant to which the Company sold a convertible debenture (the “September Debenture”) in the principal amount of $2,200,000 with twelve-months term. The September Debenture includes an original issue discount of $185,000 and $15,000 for the payment of the Lender’s legal fees and carries an interest rate of 6% per annum. The Company also incurred other issuance cost of $247,350. On October 26, 2021, the September Debenture maturity date was extended for additional 3 months.

The Company may prepay the September Debenture at 105% of the outstanding aggregate principal amount plus accrued interest within the first 60 days of issuance, at 112% of the outstanding aggregate principal amount plus accrued interest from 61-120 days after issuance and at 124% of the outstanding aggregate principal amount plus accrued interest from 121-180 days after issuance. The Debenture may not be prepaid after 180 days.

Q BIOMED INC.

Notes to Consolidated Financial Statements

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

Upon issuance of the 2020 Debenture and 2021 Debentures, the Company recognized a debt discount of approximately $ 1.7 million, resulting from the recognition of issuance costs of  $617,000, beneficial conversion feature of $291,000, relative fair value of the Warrant of $253,000, and bifurcated embedded derivatives of $542,000. The contingent share-settled redemption feature and contingent prepayment provision within the 2020 Debenture and the 2021 Debenture are both contingent put options that are required to be separately measured at fair value, with subsequent changes in fair value recognized in the Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value of the prepayment provision by estimating the probability of the occurrence of a Triggering Date and applying the probability to the discounted maximum redemption premium for any given payment with the following key inputs:

	September 29, 2021	July 26, 2021	February 12, 2021	December 23, 2020
Strike price	$0.50	$1.00	$1.15	$2.70
Terms (years)	1.0	0.8	1.0	0.5
Volatility	66%	62%	92%	92%
Risk-free rate	0.1%	0.1%	0.1%	0.1%
Dividend yield	0%	0%	0%	0%

The fair value of the contingent put option in all outstanding debentures with the feature are revalued as of November 30, 2021 based on the following weighted average key inputs:

November 30, 2021
Strike price	$0.71
Terms (years)	0.8
Volatility	$0.71
Risk-free rate	0.2%
Dividend yield	0%

The following table presents changes in Level 3 liabilities measured at fair value for the year ended November 30, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts are rounded to nearest thousand).

Balance – December 1, 2020	$—
Additional derivative liability	604,000
Debt extinguishment	(41,000)
Change in fair value	304,000
Balance –November 30, 2021	$867,000

Q BIOMED INC.

Notes to Consolidated Financial Statements

Debt Conversion

The following table summarizes debt conversion during the years ended November 30, 2021 and 2020 (amounts are rounded to nearest thousand):

	For the years ended
	November 30, 2021	November 30, 2020
Principal value of 2018 Debenture	$—	$2,730,000
Remaining debt discount	—	(28,000)
Accrued interest	—	223,000
Fair value of bifurcated contingent put option	—	126,000
Sub-total	—	3,051,000
Principal value of 2019 Debenture	100,000	1,950,000
Remaining debt discount	—	(220,000)
Accrued interest	47,000	58,000
Fair value of bifurcated contingent put option	—	157,000
Sub-total	147,000	1,945,000
Principal value of 2020 Debenture	500,000	1,000,000
Remaining debt discount	(59,000)	(140,000)
Accrued interest	19,000	22,000
Fair value of bifurcated contingent put option	41,000	137,000
Sub-total	501,000	1,019,000
Total debt conversion amount	648,000	6,015,000

Fair value of Series A convertible preferred stock issued (127,998 shares)	—	1,280,000
Fair value of Series B convertible preferred stock issued (2,031,340 shares)	—	2,031,000
Fair value of common stock issued	704,000	2,735,000
Loss on debt extinguishment	$(56,000)	$(31,000)

Interest expense

Interest expense, included in the accompanying Consolidated Statements of Operations, is comprised of the following for each period presented (amounts are rounded to nearest thousand):

	For the Years ended
	November 30, 2021	November 30, 2020
Interest expense based on the coupon interest rate of the outstanding debt	$96,000	$158,000
Accretion of debt discount	408,000	139,000
Other	3,000	—
Total interest expense	$507,000	$297,000

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

	For the year ended November 30,
	2021	2020
Rent expense	$30,000	$30,000

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

During the years ended November 30, 2021 and 2020, the Company incurred approximately $0.8 million and $1.0 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

Q BIOMED INC.

Notes to Consolidated Financial Statements

Washington University

On March 9, 2019, the Company entered into an Exclusive License Agreement with Washington University for license of a diagnostic marker for determining the severity of glaucoma using the expression levels of Growth Differentiation Factor 15. The agreement calls for the Company to pay an initial fee of approximately $88,000, pay annual maintenance fees ranging from $15,000 to $75,000, make additional payments upon the following milestones:

●	The first commercial sale of a companion diagnostic product;
●	Initiation of a clinical trial for a diagnostic product to support FDA PMA or 510(k) regulatory approval or the foreign equivalent;
●	PMA or 510(k) regulatory approval by the FDA or the foreign equivalent; and
●	The first commercial sale of a diagnostic product.

In additional to the above payments, royalty payments based upon sales of a companion diagnostic product or diagnostic product are required.

Note 8 – Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Consolidated Statements of Operations as follows(amounts are rounded to nearest thousand):

	For the Years ended
	November 30, 2021	November 30, 2020
Consulting and legal expenses	$420,000	$420,000

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

Note 9 - Stockholders’ Equity (Deficit)

As of November 30, 2021, and 2020, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Q BIOMED INC.

Notes to Consolidated Financial Statements

Preferred Shares

The original issue price and the liquidation value per share, as of November 30, 2021, of each class of preferred stock is as follows:

	Original Issue Price	Liquidation Value
	Per Share	Per Share
Series A Preferred Share	$10.00	$10.20
Series B Preferred Share	$10.00	$10.20

During the year ended November 30, 2021 and 2020, the Company issued total 533,610 shares and 177,404 shares of common stock as dividend payment on Series A and Series B preferred stock for the amount of $0.5 million and $0.2 million, respectively.

The Company had accumulated dividends payable on the Preferred Shares of approximately $0.1 million as of November 30, 2021.

Common Shares

2021 Activities

Issuance of common shares for services

During the year ended November 30, 2021, the Company issued an aggregate of 758,636 shares of the Company’s common stock to various vendors for advisory services, valued at approximately $0.7 million based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Consolidated Statements of Operations.

Issuance of common shares for cash

On February 26, 2021, the Company issued 100,000 shares of common stock for cash proceeds of $0.1 million.

On May 20, 2021, the Company entered into a series of securities purchase agreements for the sale of 1,213,333 units at a $0.75 per unit sales price. The Company raised approximately $0.9 million in cash. Each unit consisted of one common share and one warrant to purchase one share of common stock at an exercise price of $1.25. The common warrants issued on May 20, 2021 have a fair value of $0.80 per share.

Issuance of common shares for debt conversion

During the year ended November 30, 2021, the Company issued 945,631 shares of common stock to convert $0.7 million of outstanding debt and interest.

Issuance of common shares for preferred stock conversion

Between January and February 2021, the Company issued 1,245,089 shares of common stock to convert approximately 103,000 shares of Series B preferred stock.

Issuance of common shares for preferred stock dividends

2020 Activities

Issuance of common shares for settlement of outstanding payables

On September 15, 2020, the Company issued 416,667 shares of common stock to Mannin to settle outstanding payables of $0.75 million, which was net of $61,000 receivables. The fair value of the shares of common stock was approximately $0.55 million on September 15, 2020. The Company recognized approximately $0.2 million gain from the settlement.

Q BIOMED INC.

Notes to Consolidated Financial Statements

Issuance of common shares for services

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

Financing Agreements

On April 6, 2020, the Company entered into a securities purchase agreement (the “April SPA”) with an accredited investor. Pursuant to the April SPA, the Company issued the following securities:

●	127,998 shares of Series A Convertible Preferred Stock (the “Series A”) in exchange for convertible debentures with principal and interest of approximately $1.3 million;
●	100,000 Series A Preferred Shares for cash of $1.0 million,
●	203,134 shares of Series B Convertible Preferred Stock (‘the “Series B”) in exchange for convertible debentures with principal and interest of approximately $2.0 million;
●	300,000 Series B Preferred Shares for cash of $3.0 million

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

Dividends Payable

On September 25, 2020, the Company issued 177,404 shares of common stock for payment of $0.2 million dividends payable on the Preferred Shares.

The Company had accumulated dividends payable on the Preferred Shares of approximately $0.1 million as of November 30, 2020.

Note 10 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at November 30, 2021 and 2020 and the changes during the period then ended (warrants amount and intrinsic value are rounded to nearest thousand):

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2019	7,180,000	$2.22	3.2	$2,463,000
Issued	4,123,000	1.97	4.0	—
Cashless exercise	(67,000)	0.86	—	—
Forfeited/expired	(1,213,000)	2.40	—	—
Outstanding at November 30, 2020	10,023,000	2.09	3.16	870,000
Issued	1,879,000	1.25	4.54	—
Forfeited/expired	(150,000)	—	—	—
Outstanding at November 30, 2021	11,752,000	$1.97	2.6	$—
Exercisable at November 30, 2021	11,752,000	$1.97	2.6	$—

Q BIOMED INC.

Notes to Consolidated Financial Statements

Fair value of all outstanding warrants issued for services was calculated with the following key inputs:

	For the year ended November 30,
	2021	2020
Strike price	$1.25	$2.12
Terms (years)	5.0	5.0
Volatility	114%	120%
Risk-free rate	0.8%	1.3%
Dividend yield	0.0%	0.0%

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

Options issued for services

The following represents a summary of all outstanding options to purchase the Company’s common stock at November 30, 2021 and 2020 and the changes during the period then ended (options amount and intrinsic value are rounded to nearest thousand):

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at December 1, 2019	1,200,000	$1.35	3.4	$1,291,000
Issued	2,650,000	$1.18	4.8	—
Outstanding at November 30, 2020	3,850,000	1.23	4.0	119,000.00
Issued	600,000	0.45	5.0	—
Outstanding at November 30, 2021	4,450,000	$1.13	4.0	$1,000
Exercisable at November 30, 2021	3,850,000	$1.23	2.8	$—

Q BIOMED INC.

Notes to Consolidated Financial Statements

Fair value of all options issued was calculated with the following key inputs:

	For the year ended November 30,
	2021	2020
Strike price	$0.45	$1.18
Term (years)	5.0	5.0
Volatility	111%	115%
Risk-free rate	1.2%	0.4%
Dividend yield	0.0%	0.0%

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $2.3 million and $6.6 million as a result of the shares, outstanding warrants and options issued to consultants and employees during the years ended November 30, 2021 and 2020, respectively.

As of November 30, 2021, the estimated unrecognized stock-based compensation associate with these agreements is approximately $210,000 and will be fully recognized by November 30, 2022.

Note 11 – Income Taxes

At November 30, 2021, the Company has a net operating loss (“NOL”) carryforward for federal income tax purposes of $35 million. Of this amount, approximately $10 million will begin to expire in 2034. The NOL carryforward of $35 million for New York state income tax purposes will begin to expire in 2036. Under the Tax Cuts and Jobs Act, all NOLs incurred after December 31, 2017 are carried forward indefinitely for federal tax purposes. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the limitation of NOL utilization up to 80% of taxable income limitation is temporarily removed, allowing NOLs to fully offset taxable income. Some of the state net operating losses follow the Federal Tax Cuts and Jobs Act and are carried over indefinitely, and others have various expiration dates.

The NOL carry forward is subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss carryforwards to offset taxable income may be limited based on cumulative changes in ownership. The Company has not completed an analysis to determine whether any such limitations have been triggered as of November 30, 2021. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of November 30, 2021 and 2020. The valuation allowance increased by approximately $2.6 million and $3.5 million for the fiscal years ended November 30, 2021 and 2020.

Q BIOMED INC.

Notes to Consolidated Financial Statements

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following (amounts are rounded to nearest thousand):

	As of November 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$11,438,000	$9,768,000
Stocked based compensation	6,899,000	6,142,000
License agreement	183,000	296,000
Charitable contributions	4,000	4,000
Other accrued tax expenses	329,000	272,000
Total deferred income tax assets	18,853,000	16,482,000

Deferred tax liability:
Convertible debt	$(102,000)	$—
Total deferred income tax liability	(102,000)	—

Net deferred income tax assets	18,751,000	16,482,000
Valuation allowance	(18,751,000)	(16,482,000)
Deferred tax asset, net of allowance	$—	$—

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	For the year ended November 30,
	2021	2020
Expected federal income tax benefit	21.0%	21.0%
State taxes net of federal benefit	10.6%	11.3%
Deferred tax true-up	0.0%	(0.5)%
Gain/loss on conversion and extinguishment of debt	0.0%	0.0%
Loss on settlement	0.0%	0.0%
Change in fair value of embedded conversion option and related accretion of interest expense	(1.0)%	0.0%
Meals and entertainment	0.0%	0.0%
Non-U.S. operations	(1.1)%	(0.7)%
Deferred tax rate change	0.2%	(5.2)%
Change in valuation allowance	(29.7)%	(25.8)%
Income taxes provision (benefit)	—	—

The Company’s major tax jurisdictions are the United States and New York. All of the Company’s tax years will remain open starting 2014 for examination by the Federal and state tax authorities from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

Note 12 - Subsequent Events

On December 2, 2021, the Company issued total 277,877 shares of common stock as dividend payment on Series A and Series B preferred stock for the amount of $0.1 million

On January 21, 2022, the Company issued 1,055,000 shares of common stock to convert $527,500 of outstanding debt and interest.

On February 9, 2022, the Company issued 522,648 shares of common stock to convert $150,000 of outstanding debt and interest.

Q BIOMED INC.

Notes to Consolidated Financial Statements

During February 2022, the Company issued 99,575 shares of common stock to various venders for advisory services, valued at approximately $42,000.