Form 10-Q
period 2022-02-28
Q BioMed Inc.
filed 2022-04-14
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	31,427,428 shares
(Class)	(Outstanding at April 11, 2022)

Q BIOMED INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.

Condensed Consolidated Balance Sheets

	As of February 28,	As of November 30,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$137,183	$344,009
Accounts receivable	27,708	80,097
Prepaid expenses and other current assets	36,035	35,374
Total current assets	200,926	459,480
Intangible assets, net	337,500	350,000
Total Assets	$538,426	$809,480

LIABILITIES AND STOCKHOLDERS‘ DEFICIT
Current liabilities:
Accounts payable	$1,804,650	$1,345,319
Accrued expenses	1,041,653	954,309
Accrued expenses - related party	71,500	71,500
Accrued interest payable	104,111	70,677
Debt	3,346,245	3,053,037
Total current liabilities	6,368,159	5,494,842
Total Liabilities	6,368,159	5,494,842

Commitments and Contingencies (Note 6)

Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of February 28, 2022 and November 30, 2021	—	—
Convertible Series A, 500,000 shares designated - 227,998 shares issued and outstanding at February 28, 2022 and November 30, 2021, respectively	2,160,181	2,161,195
Convertible Series B, 1,000,000 shares designated - 400,000 shares issued and outstanding at February 28, 2022 and November 30, 2021, respectively	3,913,734	3,915,512
Common stock, $0.001 par value; 250,000,000 shares authorized; 31,024,865 and 28,647,788 shares issued and outstanding as of February 28, 2022 and November 30, 2021, respectively	31,025	28,648
Additional paid-in capital	54,397,659	53,335,901
Accumulated deficit	(66,332,332)	(64,126,618)
Total Stockholders' Deficit	(5,829,733)	(4,685,362)
Total Liabilities and Stockholders' Deficit	$538,426	$809,480

The accompanying notes are an integral part of these consolidated financial statements

Q BioMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	February 28, 2022	February 28, 2021
Net Sales	$75,059	$—
Cost of sales	73,945	40,593
Gross income (loss)	1,114	(40,593)
Operating expenses:
General and administrative expenses	1,096,300	2,137,332
Research and development expenses	69,268	173,430
Total operating expenses	1,165,568	2,310,762
Loss from operations	(1,164,454)	(2,351,355)
Other expenses:
Interest expense	414,377	50,125
Change in fair value of embedded derivatives	235,817	17,401
Loss on debt extinguishment	232,100	56,122
Settlement of registration liability	241,875	—
Total other expenses	1,124,169	123,648
Net loss	(2,288,623)	(2,475,003)
Accumulated dividend on convertible preferred stock	(122,808)	(136,393)
Net loss attributable to common stockholders	$(2,411,431)	$(2,611,396)

Net loss per share - basic and diluted	$(0.08)	$(0.11)

Weighted average shares outstanding, basic and diluted	29,594,999	24,644,761

The accompanying notes are an integral part of these consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders‘
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 1, 2021	227,998	$2,161,195	400,000	$3,915,512	28,647,788	$28,648	$53,335,901	$(64,126,618)	$(4,685,362)
Issuance of common stock and warrants for cash	—	—	—	—	400,000	400	99,630	—	100,030
Cash proceeds from warrants modification	—	—	—	—	—	—	20,000	—	20,000
Issuance common stock for dividend payment on preferred stock	—	(45,600)	—	(80,000)	277,877	278	125,322	—	—
Issuance of common stock to convert notes payable	—	—	—	—	1,577,648	1,578	1,052,369	—	1,053,947
Issuance of common stock to convert accrued liabilities	—	—	—	—	26,627	26	9,773	—	9,799
Accumulated dividend on preferred stock	—	44,586	—	78,222	—	—	(122,808)	—	—
Share based compensation for services	—	—	—	—	94,925	95	151,420	—	151,515
Share based compensation for warrants modification	—	—	—	—	—	—	17,019	—	17,019
Adoption of ASU 2020-06	—	—	—	—	—	—	(290,967)	82,909	(208,058)
Net loss	—	—	—	—	—	—	—	(2,288,623)	(2,288,623)
Balance as of February 28, 2022	227,998	$2,160,181	400,000	$3,913,734	31,024,865	$31,025	$54,397,659	$(66,332,332)	$(5,829,733)

									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders‘
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 1, 2020	227,998	$2,161,980	503,134	$4,968,368	23,816,489	$23,816	$47,656,423	$(55,886,068)	$(1,075,481)
Issuance of common stock for cash	—	—	—	—	100,000	100	99,900	—	100,000
Issuance common stock for dividend payment on preferred stock	—	(45,600)	—	(100,627)	135,394	135	146,092	—	—
Issuance of common stock to convert notes payable	—	—	—	—	167,780	168	202,846	—	203,014
Issuance of common stock to convert Series B preferred stock	—	—	(103,134)	(1,031,340)	1,245,089	1,245	1,030,095	—	—
Issuance cost related to issuance of convertible notes	—	—	—	—	35,000	35	34,790	—	34,825
Beneficial conversion feature related to convertible notes	—	—	—	—	—	—	65,217	—	65,217
Accumulated dividend on preferred stock	—	44,586	—	91,807	—	—	(136,393)	—	—
Share based compensation for services	—	—	—	—	502,976	503	1,360,591	—	1,361,094
Net loss	—	—	—	—	—	—	—	(2,475,003)	(2,475,003)
Balance as of February 28, 2021	227,998	$2,160,966	400,000	$3,928,208	26,002,728	$26,002	$50,459,561	$(58,361,071)	$(1,786,334)

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	February 28, 2022	February 28, 2021
Cash flows from operating activities:
Net loss	$(2,288,623)	$(2,475,003)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	151,515	1,361,094
Share based compensation related to warrants modification	17,019	—
Change in fair value of embedded conversion option	235,817	17,401
Accretion of debt discount	351,805	39,632
Amortization expense	12,500	12,500
Settlement on registration liability	241,875	—
Loss on debt extinguishment	232,100	56,122
Inventory write-off	—	33,093
Changes in operating assets and liabilities:
Accounts receivable	52,389	—
Prepaid expenses and other current assets	(661)	6,625
Inventory	—	(33,093)
Accounts payable and accrued expenses	583,974	201,880
Accrued interest payable	33,434	(37,272)
Net cash used in operating activities	(376,856)	(817,021)

Cash flows from financing activities:
Proceeds received from issuance of convertible notes, net	—	975,000
Proceeds received for issuance of common stock and warrants	100,030	100,000
Cash advances	50,000	—
Proceeds received for warrants modification	20,000	—
Net cash provided by financing activities	170,030	1,075,000

Net (decrease) increase in cash	(206,826)	257,979

Cash at beginning of the year	344,009	177,145
Cash at end of the year	$137,183	$435,124

Supplemental disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$1,053,947	$203,014
Issuance of common stock to convert Series B preferred stock	$—	$1,031,340
Accumulated dividend on convertible preferred stock	$122,808	$136,393
Issuance of common stock for dividend payment on preferred stock	$125,600	$146,226
Issuance of common stock to convert accrued liabilities	$9,799	$—
Adoption of ASU 2020-06	$208,058
Beneficial conversion feature related to convertible notes	$—	$65,217

The accompanying notes are an integral part of these consolidated financial statements

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

Note 2 - Basis of Presentation and Going Concern

Basis of Presentation

The accompanying interim period unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2021 that was filed with SEC on February 28, 2022. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

The Impact of Russian Military Action in Ukraine

On February 24, 2022, Russian forces launched significant military action against Ukraine, which has resulted in conflict and disruption in the region. The Company is monitoring the conflict in Ukraine and any broader economic effects from the crisis. To date, the conflict between Russia and Ukraine has not had a material impact on the Company's business, financial condition, or result of operations.

Note 3 - Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended November 30, 2021 included in the Company’s Form 10-K.

Recent Accounting Standards

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company elected to early adopt this guidance on December 1, 2021, on a modified retrospective basis. The adoption resulted in approximately $291,000 decrease in additional paid in capital from the derecognition of the bifurcated equity component, $208,000 increase in debt from the derecognition of the discount associated with the bifurcated equity component and $83,000 decrease to the opening balance of accumulated deficit.

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

summarizes potentially dilutive securities that were not considered in the computation of diluted net loss per share because they would be anti-dilutive (amounts are rounded to nearest thousand).

Potentially dilutive securities	February 28, 2022	November 30, 2021
Series A convertible preferred stock	2,280,000	2,280,000
Series B convertible preferred stock	11,429,000	11,429,000
Common stock purchase warrants	12,152,000	11,752,000
Stock Options	4,450,000	4,450,000
Convertible Notes	4,659,000	4,898,000
Potentially dilutive securities	34,970,000	34,809,000

Note 5 - Debt

The table below summarizes outstanding debt as of February 28, 2022 and November 30, 2021 (amounts are rounded to nearest thousand):

	February 28, 2022	November 30, 2021
Convertible Notes Payable:
Principal value of 2021 Debentures	$3,053,000	$3,506,000
Fair value of bifurcated contingent put option	941,000	867,000
Debt discount	(698,000)	(1,320,000)
Convertible notes payable, net	3,296,000	3,053,000
Cash advances	50,000	—
Total debt	$3,346,000	$3,053,000

Convertible Notes Payable

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

On January 21, 2022, the Company issued 1,055,000 shares of common stock to convert $0.5 million of outstanding debt and interest. The conversion price was reduced to $0.50. The Company recognized a loss on debt extinguishment of approximately $0.2 million as a result of the reduction of conversion price for the three months ended February 28, 2022.

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

On December 15, 2021, the Company and the holder entered into a Mutual Release Agreement pursuant to which the holder agreed to add the $241,875 to the outstanding principal balance of July Debenture, for no consideration received by the Company, in order to resolve a breach of certain registration provisions of the securities purchase agreement.

On February 9, 2022, the Company issued 522,648 shares of common stock to convert $0.2 million of outstanding debt.

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

The fair value of the contingent put option in all outstanding debentures with the feature are revalued as of February 28, 2022 and November 30, 2021 based on the following weighted average key inputs:

	February 28, 2022	November 30, 2021
Strike price	$0.64	$0.71
Terms (years)	0.6	0.8
Volatility	$0.86	$0.71
Risk-free rate	0.7%	0.2%
Dividend yield	0%	0%

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended February 28, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts are rounded to nearest thousand).

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Balance – December 1, 2021	$867,000
Debt extinguishment	(162,000)
Change in fair value	236,000
Balance – February 28, 2022	$941,000

Interest expense

Interest expense, included in the accompanying Condensed Consolidated Statements of Operations, is comprised of the following for each period presented (amounts are rounded to nearest thousand):

	For the three months ended
	February 28, 2022	February 28, 2021
Interest expense based on the coupon interest rate of the outstanding debt	$61,000	$10,000
Accretion of debt discount	352,000	40,000
Other	1,000	—
Total interest expense	$414,000	$50,000

Cash Advances

Cash advances include cash provided by vendors or shareholders that is subject to repayment on demand.

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

On March 31, 2022, the Company received a complaint filed in the Court of Common Pleas in Buck County, Pennsylvania claiming that the Company had failed to pay approximately $106,000 in fees for services provided under two master services agreements that the Company entered into with the plaintiff. Under those agreements, the plaintiff was to have provided services in connection with the promotion of the Company's Strontium-89 product. The Company is analyzing how to respond to this recently received complaint.

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Rent expense is classified within general and administrative expenses on a straight-line basis.

Note 7 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the three months ended
	February 28, 2022	February 28, 2021
Consulting and legal expenses	$105,000	$105,000

Note 8 - Stockholders’ Deficit

As of February 28, 2022 and November 30, 2021, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Preferred Shares

The original issue price and the liquidation value per share, as of February 28, 2022, of each class of preferred stock is as follows:

	Original Issue Price	Liquidation Value
	Per Share	Per Share
Series A Preferred Share	$10.00	$10.20
Series B Preferred Share	$10.00	$10.20

During the three months ended February 28, 2022, the Company issued total 227,877 shares of common stock as dividend payment on Series A and Series B preferred stock.

The Company had accumulated dividends payable on the Preferred Shares of approximately $0.1 million as of February 28, 2022.

Common Shares

On February 14, 2022, the Company entered into a series of securities purchase agreements for the sale of 400,000 units at a $0.25 per unit sales price. The Company raised $100,000 in cash. Each unit consisted of one common share and one warrant to purchase one share of common stock at an exercise price of $0.50. The common warrants issued on February 22, 2022 have a fair value of $0.28 per share, see Note 9.

During the three months ended February 28, 2022, the Company issued 1,577,648 shares of common stock to convert $0.7 million of outstanding debt and interest.

During the three months ended February 28, 2022, the Company issued 26,627 shares of common stock to convert approximately $10,000 of accrued expenses.

During the three months ended February 28, 2022, the Company issued an aggregate of 94,925 shares of the Company’s common stock to various vendors for advisory services, valued at approximately $43,000 based on the estimated fair market value of the stock on the date of grant and was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 9 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at February 28, 2022 and December 1, 2021 and the changes during the period then ended (warrants amount and intrinsic value are rounded to nearest thousand):

			Weighted Average
			Remaining
		Weighted Average	Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at November 30, 2021	11,752,000	1.97	2.60	$—
Issued	400,000	0.50	2.98	—
Forfeited/expired	—	—	—	—
Outstanding at February 28, 2022	12,152,000	$1.89	2.4	$—
Exercisable at February 28, 2022	12,152,000	$1.89	2.4	$—

Warrants issued on February 22, 2022 were all equity classified. The fair value of the warrants on grant date was based on the following key inputs:

February 22, 2022
Strike price	$0.50
Terms (years)	3.0
Volatility	126%
Risk-free rate	1.7%
Dividend yield	0.0%

Modification of Warrants

On February 1, 2022, the Company modified an aggregated of 245,625 warrants (the “Warrants”) that were originally granted to certain investors and consultants. The exercise price of the Warrants was reduced to $0.65 per share and the maturity date of the Warrants were extended until August 1, 2024.

The Company received $20,000 cash from one of the investors as consideration for this modification. The Company immediately recognized approximately $17,000 incremental stock-based compensation on February 1, 2022 based on the following weighted average assumptions:

	After Modification	Before Modification
Strike price	$0.65	$2.33
Term (years)	2.5	2.1
Volatility	135%	127%
Risk-free rate	1.0%	1.0%
Dividend yield	0.0%	0.0%

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Options Issued for Services

The following represents a summary of all outstanding options to purchase the Company’s common stock at February 28, 2022:

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at November 30, 2021	4,450,000	$1.13	4.0	$1,000
Issued	—	—	—	—
Outstanding at February 28, 2022	4,450,000	$1.13	3.1	$—
Exercisable at February 28, 2022	4,000,000	$1.21	2.9	$—

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $0.2 million and $1.4 million as a result of the shares, outstanding warrants and options issued to consultants and employees during the three months ended February 28, 2022 and 2021, respectively.

As of February 28, 2022, the estimated unrecognized stock-based compensation associate with these agreements is approximately $101,000 and will be fully recognized by November 30, 2022.

Note 10 - Subsequent Events

On March 4, 2022, the Company issued total 402,563 shares of common stock as dividend payment on Series A and Series B preferred stock.

On April 5, 2022, the Company modified an aggregated of 266,666 warrants (the “Warrants”) that were originally granted to certain investors on May 20, 2021. The exercise price of the Warrants was reduced from $1.25 per share to $0.65 per share.

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

Overview

Q BioMed Inc. (or “the Company”) was incorporated in the State of Nevada on November 22, 2013 and is a commercial stage biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. We intend to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors. We intend to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or spin out.Our mission is to solve problems by accelerating the development of important therapies and availability of those therapies to patients.

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

Partnership Opportunities

UTTROSIDE B – Liver Cancer Chemotherapeutic

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

Development Platform – Rare Disease Focus

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

Our sales for March, the start of our Q2, have already exceeded those of our Q2 revenue number and we recently received a $500,000 order from our distribution partner to supply the Chinese market, which we will begin fulfilling once all the required licenses and logistics are in place. We are encouraged by this growth in the absence of a field sales force, which we expect to deploy post funding.

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

UTTROSIDE B – Liver Cancer Chemotherapeutic

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

Unaudited Results of Operations for the three months ended February 28, 2022 and 2021:

	For the three months ended
	February 28, 2022	February 28, 2021	Change
Net Sales	$75,059	$—	$75,059
Cost of sales	73,945	40,593	33,352
Gross income (loss)	1,114	(40,593)	41,707
Operating expenses:
General and administrative expenses	1,096,300	2,137,332	(1,041,032)
Research and development expenses	69,268	173,430	(104,162)
Total operating expenses	1,165,568	2,310,762	(1,145,194)
Loss from operations	(1,164,454)	(2,351,355)	1,186,901
Other (income) expenses:
Interest expense	414,377	50,125	364,252
Change in fair value of embedded derivatives	235,817	17,401	218,416
Loss on debt extinguishment	232,100	56,122	175,978
Settlement of registration liability	241,875	—	241,875
Total other expenses	1,124,169	123,648	1,000,521
Net loss	$(2,288,623)	$(2,475,003)	$186,380

Net Sales

During the three months ended February 28, 2022, we recognized approximately $75,000 of revenue from sales of Strontium89. We didn’t have any sales for the same period in the prior year.

Cost of Sales

During the three months ended February 28, 2022 and 2021, we recognized approximately $74,000 and $41,000, respectively, in cost of sales. These costs were related to raw materials cost, manufacturing cost, distribution cost and write-offs of expired inventory.

The increase in cost of sales was due to more production and sales during the three months ended February 28, 2022 compared to the same period in the prior year.

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to significantly less stock-based compensation recognized in the three months ended February 28, 2022 compared to the same period in the prior year. We recognized approximately $0.2 million and $1.4 million of stock-based compensation in general and administrative expense during the three months ended February 28, 2022 and 2021, respectively.

Interest expense

The following table summarizes interest expense incurred during the three months ended February 28, 2022 and 2021, respectively (amounts are rounded to nearest thousand):

	For the three months ended
	February 28, 2022	February 28, 2021
Interest expense based on the coupon interest rate of the outstanding debt	$61,000	$10,000
Accretion of debt discount	352,000	40,000
Other	1,000	—
Total interest expense	$414,000	$50,000

Change in fair value of embedded derivatives

We recognized a loss of approximately $236,000 and $17,000, resulting from the change in fair value of embedded contingent put options in convertible notes during the three months ended February 28, 2022 and 2021, respectively. The fluctuation is mainly due to the increased amount of outstanding convertible notes in 2022 and change of our stock price during the reporting periods.

Loss on debt extinguishment

We recognized a loss of approximately $232,000 and $56,000 due to the exchange of outstanding debentures for shares of common stock during the three months ended February 28, 2022 and 2021, respectively.

Settlement of registration liability

During the three months ended February 28, 2022, we entered into a Mutual Release Agreement with a holder of our convertible note, pursuant to which, the holder agreed to add the $241,875 registration payment liability to the outstanding principal amount. We recognized $241,875 in settlement of registration liability for the three months ended February 28, 2022.

Net loss

During the three months ended February 28, 2022 and 2021, we incurred net losses of approximately $2.3 million and $2.5 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and to implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of significant revenues and must cover our operating costs through debt and equity financings to allow us to continue as a going concern. We had approximately $137,000 in cash as of February 28, 2022. Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures and general corporate needs. Our ongoing capital expenditures are principally related to expanding revenue generating sales efforts and ongoing research and development costs. We estimate our capital expenditures will be approximately $6.0 million for the next 18 months period.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the three months ended
	February 28, 2022	February 28, 2021
Net cash (used in) provided by:
Operating activities	$(376,856)	$(817,021)
Financing activities	170,030	1,075,000
Net (decrease) increase in cash	$(206,826)	$257,979

Net Cash Used in Operating Activities

During the three months ended February 28, 2022, operating activities used $0.4 million of cash, resulting from a net loss of $2.3 million, partially offset by $0.2 million of share-based compensation, change in fair value of embedded conversion options of $0.2 million, settlement on registration liability of approximately $0.2 million, loss on debt extinguishment of approximately $0.2 million, and non-cash interest expense resulting from accretion of debt discounts of $0.4 million and changes in our operating assets and liabilities of approximately $0.7 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended February 28, 2022 and February 29, 2021 was $0.2 million and $1.1 million, respectively. The net cash provided in the 2022 period relates to proceeds received from the issuance of common stock and warrant, warrants modification and cash advances. The net cash provided in the 2021 period relates to proceeds received from the issuance of common stock and debentures.

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

On March 31, 2022, we received a complaint filed in the Court of Common Pleas in Buck County, Pennsylvania claiming that we had failed to pay approximately $106,000 in fees for services provided under two master services agreements that we entered into with the plaintiff. Under those agreements, the plaintiff was to have provided services in connection with the promotion of our Strontium-89 product. We are analyzing how to respond to this recently received complaint.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the three months ended
	February 28, 2022	February 28, 2021
Consulting and legal expenses	$105,000	$105,000

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended February 28, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of February 28, 2022, because of material weaknesses in our internal control over financial reporting relating to segregation of duties, lack of in-house personnel with sufficient experience with US GAAP to address complex transactions and lack of oversight over our external financial reporting and internal control over financial reporting as we do not have an audit committee in place.

The material weaknesses described in our Form 10-K for the year ended November 30, 2021, filed on February 28, 2022, remain as of the filing of this Form 10-Q. In addition, during the quarter ended February 28, 2022, we did not properly account for the conversion of an outstanding debt, which resulted to a material weakness, because our control around the accounting for this type of complex financial instrument was not effectively designed or maintained. This material weakness could result in a misstatement of additional paid-in capital, the reported amount of loss on conversion and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We have engaged accounting and compliance consultants to review our internal controls over financial reporting and other compliance requirements.

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

On February 14, 2022, we issued 400,000 shares for $100,000 to accredited investors.

During February 2022, we issued 121,552 shares of Common Stock in exchange for services rendered by third parties.

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

Q BIOMED INC.
Dated: April 14, 2022	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer