Form 10-Q
period 2022-05-31
Q BioMed Inc.
filed 2022-07-28
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	41,249,603 shares
(Class)	(Outstanding at July 21, 2022)

Q BIOMED INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.

Condensed Consolidated Balance Sheets

	As of May 31,	As of November 30,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$27,167	$344,009
Accounts receivable	74,312	80,097
Inventory	22,425	22,253
Prepaid expenses and other current assets	21,184	13,121
Total current assets	145,088	459,480
Intangible assets, net	325,000	350,000
Total Assets	$470,088	$809,480

LIABILITIES AND STOCKHOLDERS‘ DEFICIT
Current liabilities:
Accounts payable	$1,951,781	$1,345,319
Accrued expenses	1,038,403	954,309
Accrued expenses - related party	221,000	71,500
Accrued interest payable	160,439	70,677
Debt	3,415,445	3,053,037
Derivative liabilities	774,051	—
Total current liabilities	7,561,119	5,494,842
Total Liabilities	7,561,119	5,494,842

Commitments and Contingencies (Note 6)

Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of May 31, 2022 and November 30, 2021	—	—
Convertible Series A, 500,000 shares designated - 227,998 shares issued and outstanding at May 31, 2022 and November 30, 2021, respectively	2,160,916	2,161,195
Convertible Series B, 1,000,000 shares designated - 345,000 and 400,000 shares issued and outstanding at May 31, 2022 and November 30, 2021, respectively	3,364,623	3,915,512
Common stock, $0.001 par value; 250,000,000 shares authorized; 39,222,374 and 28,647,788 shares issued and outstanding as of May 31, 2022 and November 30, 2021, respectively	39,222	28,648
Additional paid-in capital	54,947,369	53,335,901
Accumulated deficit	(67,603,161)	(64,126,618)
Total Stockholders' Deficit	(7,091,031)	(4,685,362)
Total Liabilities and Stockholders' Deficit	$470,088	$809,480

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Net Sales	$170,487	$45,000	$245,546	$45,000
Cost of sales	72,751	46,400	146,696	86,993
Gross income (loss)	97,736	(1,400)	98,850	(41,993)
Operating expenses:
General and administrative expenses	1,019,168	1,519,660	2,115,468	3,656,992
Research and development expenses	13,052	291,940	82,320	465,370
Total operating expenses	1,032,220	1,811,600	2,197,788	4,122,362
Loss from operations	(934,484)	(1,813,000)	(2,098,938)	(4,164,355)
Other (income) expenses:
Interest expense	454,357	85,209	868,734	135,334
Change in fair value of derivatives	(118,012)	10,072	117,805	27,473
Loss on debt extinguishment	—	—	232,100	56,122
Settlement of registration liability	—	—	241,875	—
Total other expenses	336,345	95,281	1,460,514	218,929
Net loss	(1,270,829)	(1,908,281)	(3,559,452)	(4,383,284)
Accumulated dividend on convertible preferred stock	(113,639)	(113,639)	(250,032)	(250,032)
Deemed dividend for induced conversion of convertible preferred stock	(507,927)	—	(507,927)	—
Net loss attributable to common stockholders	$(1,892,395)	$(2,021,920)	$(4,317,411)	$(4,633,316)

Net loss per share - basic and diluted	$(0.06)	$(0.08)	$(0.14)	$(0.18)
Weighted average shares outstanding, basic and diluted	33,005,113	26,283,700	31,318,793	25,473,236

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	For the Three Months Ended May 31, 2022
									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of March 1, 2022	227,998	$2,160,181	400,000	$3,913,734	31,024,865	$31,025	$54,397,659	$(66,332,332)	$(5,829,733)
Issuance of common stock for dividend payment on preferred stock	—	(45,600)	—	(80,000)	402,563	402	125,198	—	—
Issuance of common stock to convert Series B preferred stock	—	—	(55,000)	(550,000)	4,972,797	4,973	1,052,954	—	507,927
Deemed dividend for induced conversion of Series B preferred stock	—	—	—	—	—	—	(507,927)	—	(507,927)
Issuance of common stock to convert notes payable	—	—	—	—	1,889,693	1,890	280,907	—	282,797
Issuance of common stock to extinguish accrued liabilities	—	—	—	—	650,000	650	63,450	—	64,100
Issuance of common stock to settle derivative liability	—	—	—	—	245,000	245	53,410	—	53,655
Accumulated dividend on preferred stock	—	46,335	—	80,889	—	—	(127,224)	—	—
Share based compensation for services	—	—	—	—	37,456	37	72,042	—	72,079
Share based consideration for warrants modification	—	—	—	—	—	—	260,878	—	260,878
Share based compensation for options modification	—	—	—	—	—	—	179,436	—	179,436
Reclassification of warrants and options from equity to liability due to reassessment under ASC 815	—	—	—	—	—	—	(903,414)	—	(903,414)
Net loss	—	—	—	—	—	—	—	(1,270,829)	(1,270,829)
Balance as of May 31, 2022	227,998	$2,160,916	345,000	$3,364,623	39,222,374	$39,222	$54,947,369	$(67,603,161)	$(7,091,031)

	For the Three Months Ended May 31, 2021
									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of March 1, 2021	227,998	$2,160,966	400,000	$3,928,208	26,002,728	$26,002	$50,459,561	$(58,361,071)	$(1,786,334)
Issuance of common stock and warrants for cash	—	—	—	—	1,213,333	1,213	908,787	—	910,000
Issuance common stock for dividend payment on preferred stock	—	(45,599)	—	(80,000)	119,619	120	125,479	—	—
Accumulated dividend on preferred stock	—	46,335	—	67,304	—	—	(113,639)	—	—
Share based compensation for services	—	—	—	—	120,832	121	592,368	—	592,489
Net loss	—	—	—	—	—	—	—	(1,908,281)	(1,908,281)
Balance as of May 31, 2021	227,998	$2,161,702	400,000	$3,915,512	27,456,512	$27,456	$51,972,556	$(60,269,352)	$(2,192,126)

Q BIOMED INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	For the Six Months Ended May 31, 2022
									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 1, 2021	227,998	$2,161,195	400,000	$3,915,512	28,647,788	$28,648	$53,335,901	$(64,126,618)	$(4,685,362)
Issuance of common stock and warrants for cash	—	—	—	—	400,000	400	99,630	—	100,030
Cash proceeds from warrants modification	—	—	—	—	—	—	20,000	—	20,000
Issuance common stock for dividend payment on preferred stock	—	(91,200)	—	(160,000)	680,440	680	250,520	—	—
Issuance of common stock to convert Series B preferred stock	—	—	(55,000)	(550,000)	4,972,797	4,973	1,052,954	—	507,927
Deemed dividend for induced conversion of Series B preferred stock	—	—	—	—	—	—	(507,927)	—	(507,927)
Issuance of common stock to convert notes payable	—	—	—	—	3,467,341	3,468	1,333,276	—	1,336,744
Issuance of common stock to extinguish accrued liabilities	—	—	—	—	676,627	676	73,223	—	73,899
Issuance of common stock to settle derivative liability	—	—	—	—	245,000	245	53,410	—	53,655
Accumulated dividend on preferred stock	—	90,921	—	159,111	—	—	(250,032)	—	—
Share based compensation for services	—	—	—	—	132,381	132	223,462	—	223,594
Share based consideration for warrants modification	—	—	—	—	—	—	277,897	—	277,897
Share based compensation for options modification	—	—	—	—	—	—	179,436	—	179,436
Adoption of ASU 2020-06	—	—	—	—	—	—	(290,967)	82,909	(208,058)
Reclassification of warrants and options from equity to liability due to reassessment under ASC 815	—	—	—	—	—	—	(903,414)	—	(903,414)
Net loss	—	—	—	—	—	—	—	(3,559,452)	(3,559,452)
Balance as of May 31, 2022	227,998	$2,160,916	345,000	$3,364,623	39,222,374	$39,222	$54,947,369	$(67,603,161)	$(7,091,031)

	For the Six Months Ended May 31, 2021
									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 1, 2020	227,998	$2,161,980	503,134	$4,968,368	23,816,489	$23,816	$47,656,423	$(55,886,068)	$(1,075,481)
Issuance of common stock for cash	—	—	—	—	100,000	100	99,900	—	100,000
Issuance of common stock and warrants for cash	—	—	—	—	1,213,333	1,213	908,787	—	910,000
Issuance common stock for dividend payment on preferred stock	—	(91,199)	—	(180,627)	255,013	255	271,571	—	—
Issuance of common stock to convert notes payable	—	—	—	—	167,780	168	202,846	—	203,014
Issuance of common stock to convert Series B preferred stock	—	—	(103,134)	(1,031,340)	1,245,089	1,245	1,030,095	—	—
Issuance cost related to issuance of convertible notes	—	—	—	—	35,000	35	34,790	—	34,825
Beneficial conversion feature related to convertible notes	—	—	—	—	—	—	65,217	—	65,217
Accumulated dividend on preferred stock	—	90,921	—	159,111	—	—	(250,032)	—	—
Share based compensation for services	—	—	—	—	623,808	624	1,952,959	—	1,953,583
Net loss	—	—	—	—	—	—	—	(4,383,284)	(4,383,284)
Balance as of May 31, 2021	227,998	$2,161,702	400,000	$3,915,512	27,456,512	$27,456	$51,972,556	$(60,269,352)	$(2,192,126)

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	May 31, 2022	May 31, 2021
Cash flows from operating activities:
Net loss	$(3,559,452)	$(4,383,284)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	223,594	1,953,583
Share based consideration related to warrants modification	277,897	—
Share based compensation related to stock options modification	179,436	—
Change in fair value of derivative liabilities	117,805	27,473
Accretion of debt discount	743,393	109,950
Amortization expense	25,000	25,000
Settlement on registration liability	241,875	—
Loss on debt extinguishment	232,100	56,122
Changes in operating assets and liabilities:
Accounts receivable	5,785	(41,400)
Prepaid expenses and other current assets	(8,235)	(31,851)
Accounts payable and accrued expenses	944,168	406,065
Accrued interest payable	89,762	(23,376)
Net cash used in operating activities	(486,872)	(1,901,718)

Cash flows from financing activities:
Proceeds received from issuance of convertible notes, net	—	975,000
Proceeds received from issuance of common stock and warrants	100,030	1,010,000
Proceeds received from issuance of notes to related parties	—	30,000
Cash advances	50,000	—
Proceeds received for warrants modification	20,000	—
Net cash provided by financing activities	170,030	2,015,000

Net (decrease) increase in cash	(316,842)	113,282

Cash at beginning of the year	344,009	177,145
Cash at end of the year	$27,167	$290,427

Supplemental disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$1,336,744	$203,014
Issuance of common stock to convert Series B preferred stock	$550,000	$1,031,340
Deemed dividend for induced conversion of Series B preferred stock	$507,927	$—
Accumulated dividend on convertible preferred stock	$250,032	$250,032
Issuance of common stock for dividend payment on preferred stock	$251,200	$271,826
Issuance of common stock to extinguish accrued liabilities	$73,899	$—
Issuance of common stock to settle derivative liability	$53,655	$—
Reclassification of warrants and options from equity to liability due to reassessment under ASC 815	$903,414	$—
Adoption of ASU 2020-06	$208,058	$—
Beneficial conversion feature related to convertible notes	$—	$65,217
Offering cost	$—	$69,825

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 1 - Organization of the Company and Description of the Business

Q BioMed Inc. (“Q BioMed”), and its wholly owned subsidiaries Q BioMed Cayman SEZC and QBMG Q BioMed Germany UG (collectively, the “Company”), is a biomedical acceleration and development company focused on licensing, acquiring and providing strategic resources to life sciences and healthcare companies. Q BioMed intends to mitigate risk by acquiring multiple assets over time and across a broad spectrum of healthcare related products, companies and sectors. The Company intends to develop these assets to provide returns via organic growth, revenue production, out-licensing, sale or the spinoff of new public companies.

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

Certain prior period amounts related to Inventory within Prepaid expenses and other current assets in the accompanying unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. There was no change to prior period current or total assets.

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

The Impact of Russian Military Action in Ukraine

On February 24, 2022, Russian forces launched significant military action against Ukraine, which has resulted in conflict and disruption in the region. The Company is monitoring the conflict in Ukraine and any broader economic effects from the crisis. To date, the conflict between Russia and Ukraine has not had a material impact on the Company’s business, financial condition, or result of operations.

Note 3 - Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended November 30, 2021 included in the Company’s Form 10-K.

Modification of Equity Classified Awards

From time-to-time equity classified awards may be modified. On the modification date, the Company estimates the fair value of the awards immediately before and immediately after modification. The incremental increase in fair value is recognized as expense immediately to the extent the underlying equity awards are vested and on a straight-line basis over the same remaining amortization schedule as the unvested underlying equity awards. The classification of stock-based awards, including whether such instruments should be recorded as liabilities or as equity, is re-assessed on the modification date.

Induced Conversion of Convertible Preferred Stock

The Company accounts for gains or losses on extinguishment of equity-classified preferred stock as deemed dividends, to be included in the net loss per common stockholder used to calculate earnings per share. The difference between (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock (net of issuance costs) is subtracted from (or added to) net loss to arrive at net loss available to common stockholders in the calculation of earnings per share.

Sequencing Policy

The Company adopted a sequencing policy under ASC 815-40-35 (“ASC 815”) whereby in the event that reclassification of contracts from equity to liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain financial instruments with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive financial instruments, with the earliest financial instruments receiving the first allocation of shares. Pursuant to ASC 815, issuance of stock-based awards to the Company’s employees, nonemployees or directors recognized under ASC 718 are not subject to the sequencing policy. Any modifications of awards (e.g., options or warrants) that remain subject to vesting, or any modifications of awards that continue to be held by active employees, are not subject to the sequencing policy. Modifications of vested awards held by nonemployees are subject to the sequencing policy.

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

Potentially dilutive securities	May 31, 2022	November 30, 2021
Series A convertible preferred stock	2,280,000	2,280,000
Series B convertible preferred stock	9,857,000	11,429,000
Common stock purchase warrants	12,152,000	11,752,000
Stock Options	4,450,000	4,450,000
Convertible Notes	34,928,000	4,898,000
Potentially dilutive securities	63,667,000	34,809,000

Note 5 - Debt

The table below summarizes outstanding debt as of May 31, 2022 and November 30, 2021 (amounts are rounded to nearest thousand):

	May 31, 2022	November 30, 2021
Convertible Notes Payable:
Principal value of 2021 Debentures	$2,828,000	$3,506,000
Fair value of bifurcated contingent put option	1,003,000	867,000
Debt discount	(466,000)	(1,320,000)
Convertible notes payable, net	3,365,000	3,053,000
Cash advances	50,000	—
Total debt	$3,415,000	$3,053,000

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

On January 21, 2022, the Company issued 1,055,000 shares of common stock to convert $0.5 million of outstanding debt and interest. The conversion price was reduced to $0.50. The Company recognized a loss on debt extinguishment of approximately $0.2 million as a result of the reduction of conversion price for the six months ended May 31, 2022.

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

The holder may convert the July Debenture in its sole discretion at any time on or prior to maturity at the lower of $1.00 or 85% of the average of the four (4) lowest VWAPs during the 20 Trading Days prior to the date of such calculation. The “Variable Conversion Price” shall equal, subject to an initial floor price of $0.35 (the “Floor Price”), the lower of $1.00 and 85% of the average of the four (4) lowest VWAPs during the 20 Trading Days prior to the date of such calculation. The initial Floor Price shall be readjusted to $0.10 if following the Issue Date, VWAP of the Company shall be less than $0.35 for a total of ten days.

On December 15, 2021, the Company and the holder entered into a Mutual Release Agreement pursuant to which the holder agreed to add the $241,875 to the outstanding principal balance of July Debenture, for no consideration received by the Company, in order to resolve a breach of certain registration provisions of the securities purchase agreement.

The July Debenture is past maturity and is currently in default. However, the Company has not received any default notice from the holder.

During the three and six months ended May 31, 2022, the Company issued an aggregate 1,162,790 and 1,685,438 shares of common stock to convert $0.1 million and $0.3 million of outstanding debt, respectively.

September Debenture

On September 29, 2021 (the “Effective Date”), the Company entered into a securities purchase agreement with an accredited investor (“Lender”), pursuant to which the Company sold a convertible debenture (the “September Debenture”) in the principal amount of $2,200,000 with twelve-months term. The September Debenture includes an original issue discount of $185,000 and $15,000 for the payment of the Lender’s legal fees and carries an interest rate of 6% per annum. The Company also incurred other issuance cost of $247,350. On October 26, 2021, the September Debenture maturity date was extended for additional 3 months to December 29, 2022.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

However, in the event the Company’s Common Stock trades below $0.50 per share for more than ten (10) consecutive trading days, the Lender is entitled to convert all or any amount of the outstanding aggregate principal amount into shares of the Company’s Common Stock at a Conversion Price for each share of Common Stock equal to 85% of the average of the 4 lowest VWAP’s in the prior 20 trading days. As a result of entering into the “September Debenture”, for which such instruments contained a variable conversion feature with no floor, the Company has adopted sequencing policy (see Note 3).

On April 8, 2022, the Company issued 245,000 shares of common stock as commitment shares pursuant to the securities purchase agreement. The commitment to issue the shares was valued at the Effective Date fair value of approximately $0.2 million and recognized as an additional debt discount. The commitment is a forward contract, recognized at fair value, as a result of applying the Company’s sequencing policy, and recognized at fair value with changes in fair value recognized in the Company’s Condensed Consolidated Statements of Operations until settled on April 8, 2022.

On May 12, 2022, the Company issued 726,903 shares of common stock to convert approximately $0.1 million of outstanding debt.

Interest expense

Interest expense, included in the accompanying Condensed Consolidated Statements of Operations, is comprised of the following for each period presented (amounts are rounded to nearest thousand):

	For the three months ended		For the six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Interest expense based on the coupon interest rate of the outstanding debt	$59,000	$15,000	$120,000	$25,000
Accretion of debt discount	391,000	70,000	743,000	110,000
Other	4,000	—	5,000	—
Total interest expense	$454,000	$85,000	$868,000	$135,000

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

On March 31, 2022, the Company received a complaint filed in the Court of Common Pleas in Buck County, Pennsylvania claiming that the Company had failed to pay approximately $106,000 in fees for services provided under two master services agreements that the

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Company entered into with the plaintiff. Under those agreements, the plaintiff was to have provided services in connection with the promotion of the Company’s Strontium-89 product. The Company is analyzing how to respond to this recently received complaint.

On July 12, 2022, the Company received notice that WSI PBG, LLC (“WSI”) filed a complaint for fees it alleges are due in the amount of $196,216 plus fees and expenses for consulting services provided by WSI as a result of a May 6, 2021 Master Professional Services Agreement. The Company has not filed an answer and is currently determining its next steps.

Advisory Agreements

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which the Company agreed to issue shares of common stock as services are received.

On March 11, 2022, the Company entered into an engagement letter agreement (“Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) to effectuate the Corporation’s Firm Commitment Public Offering and Uplisting and to engage EF Hutton to act as the placement agent for a bridge or other private offering consisting of approximately $2 million. The Company shall be responsible for EF Hutton’s external counsel legal costs irrespective of whether the Offering is consummated or not, subject to a maximum of $50,000 in the event that there is not a Closing.

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

Note 7 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the three months ended		For the six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Consulting and legal expenses	$105,000	$105,000	$210,000	$210,000

Note 8 - Stockholders’ Deficit

As of May 31, 2022 and November 30, 2021, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Preferred Shares

The original issue price and the liquidation value per share, as of May 31, 2022, of each class of preferred stock is as follows:

	Original Issue Price	Liquidation Value
	Per Share	Per Share
Series A Preferred Share	$10.00	$10.20
Series B Preferred Share	$10.00	$10.23

During the three and six months ended May 31, 2022, the Company issued total 402,563 and 680,440 shares of common stock as dividend payment on Series A and Series B preferred stock, respectively.

During the three and six months ended May 31, 2022, the Company issued 4,972,797 shares of common stock to convert 55,000 shares of Series B preferred stock. The difference between the carrying amount of the preferred stock and the fair value of the common stock exchanged for such preferred stock, totaled approximately $0.5 million. The difference was treated as a deemed dividend in the Condensed Consolidated Statements of Operations.

The Company had accumulated dividends payable on the Preferred Shares of approximately $0.1 million as of May 31, 2022.

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

During the three months ended May 31, 2022, the Company issued 1,889,693 shares of common stock to convert approximately $0.2 million of outstanding debt and interest, respectively. During the six months ended May 31, 2022, the Company issued 3,467,341 shares of common stock to convert approximately $0.9 million of outstanding debt and interest and extinguished $0.2 million of embedded derivative liabilities, respectively. The Company recognized approximately $0.2 million debt extinguishment loss for the six months ended May 31, 2022.

During the three months ended May 31, 2022, the Company issued 37,456 shares of the Company’s common stock to various vendors for advisory services, valued at approximately $10,000 based on the estimated fair market value of the stock on the date of grant. The Company also recognized approximately $62,000 related to the vesting of stock options and restricted awards. The $72,000 was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three months ended May 31, 2022.

During the six months ended May 31, 2022, the Company issued 132,381 shares of the Company’s common stock to various vendors for advisory services, valued at approximately $53,000 based on the estimated fair market value of the stock on the date of grant The company also recognized approximately $171,000 related to the vesting of stock options and restricted awards. The $224,000 was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the six months ended May 31, 2022.

Note 9 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services, warrants issued in conjunction with debt offering, and warrants issued as part of the units sold in the private

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

placements, at May 31, 2022 and November 30, 2021 and the changes during the period then ended (warrants amount and intrinsic value are rounded to nearest thousand):

			Weighted Average
			Remaining
		Weighted Average	Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at November 30, 2021	11,752,000	$1.97	2.60	$—
Issued	400,000	0.50	2.73	—
Forfeited/expired	—	—	—	—
Outstanding at May 31, 2022	12,152,000	$1.40	4.0	$—
Exercisable at May 31, 2022	12,152,000	$1.40	4.0	$—

Warrants issued on February 22, 2022 were classified as liabilities. The fair value of the warrants on grant date was based on the following key inputs:

February 22, 2022
Strike price	$0.50
Terms (years)	3.0
Volatility	126%
Risk-free rate	1.7%
Dividend yield	0.0%

Modification of Warrants

On February 1, 2022, the Company modified an aggregate of 245,625 warrants (the “Warrants”) that were originally granted to certain investors and consultants. The exercise price of the Warrants was reduced to $0.65 per share and the maturity dates of the Warrants were extended until August 1, 2024.

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

Between April and May 2022, the Company modified an aggregate of 4,765,807 warrants (the “Warrants”) that were originally granted to certain investors and officers during 2017 and 2021. The exercise price of the Warrants was reduced to between $0.50 and $0.65 per share and the maturity date of the Warrants were extended for an additional 5 years.

The Company immediately recognized approximately $261,000 incremental stock-based compensation during the quarter ended May 31, 2022 based on the following weighted average assumptions:

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

	After Modification	Before Modification
Strike price	$0.51	$1.76
Term (years)	6.9	2.1
Volatility	118%	128%
Risk-free rate	2.7%	2.2%
Dividend yield	0.0%	0.0%

The new warrants issued in February 2022 and warrant modifications, described above, resulted in reclassifying such modified warrants to purchase an aggregate of 5,411,432 common shares from equity to liability as a result of applying the reassessment under ASC 815. The warrants are subsequently recognized at fair value with changes in fair value recognized in the Company’s Condensed Consolidated Statements of Operations.

Summary of Options

The following represents a summary of all outstanding options to purchase the Company’s common stock at May 31, 2022:

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at November 30, 2021	4,450,000	$1.13	4.0	$1,000
Issued	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at May 31, 2022	4,450,000	$0.49	7.8	$—
Exercisable at May 31, 2022	4,150,000	$0.50	7.7	$—

Modification of Options

On May 25, 2022, the Company modified an aggregate of 4,450,000 options (the “Options”) that were originally granted to officers, directors and certain consultants for services provided to the Company. The exercise price of the Options was reduced to $0.50 per share and the maturity date of the Options were extended for an additional 5 years. As of the modification date, 4,150,000 options were fully vested.

The incremental aggregate stock-based compensation related to the modifications was $188,000, based on the following weighted average assumptions. The Company immediately recognized approximately $179,000 incremental stock-based compensation during the quarter ended May 31, 2022.

	After Modification	Before Modification
Strike price	$0.49	$1.13
Term (years)	7.8	2.8
Volatility	117%	127%
Risk-free rate	2.7%	2.4%
Dividend yield	0.0%	0.0%

The May 2022 options modifications, described above, resulted in reclassifying such modified vested options to purchase an aggregate of 4,150,000 common shares from equity to liability as a result of applying the Company’s sequencing policy. The options are subsequently recognized at fair value with changes in fair value recognized in the Company’s Condensed Consolidated Statements of Operations.

Stock-based Compensation

During the three and six months ended May 31, 2022, the Company recognized general and administrative expenses of approximately $0.2 million and $0.2 million as a result of the shares, outstanding warrants and options issued to consultants and employees, respectively.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

During the three and six months ended May 31, 2021, the Company recognized general and administrative expenses of approximately $1.4 million and $2.0 million as a result of the shares, outstanding warrants and options issued to consultants and employees, respectively.

As of May 31, 2022, the estimated unrecognized stock-based compensation associated with these agreements is approximately $52,000 and will be fully recognized by November 30, 2022.

Note 10 – Fair Value Measurements

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of May 31, 2022 and November 30, 2021 (amounts are rounded to nearest thousand):

	Fair value measured at May 31, 2022
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	May 31, 2022	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liabilities	$1,003,000	$—	$—	$1,003,000
Derivative liabilities	$774,000	$—	$—	$774,000

Fair value measured at November 30, 2021
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	November 30, 2021	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liabilities	$867,000	$—	$—	$867,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three or six months ended May 31, 2022.

The Level 1 derivative liability is related to commitment to issue common shares pursuant to the September Debenture which was settled in April 2022 (see Note 5). During the three and six months ended May 31, 2022, the Company recognized $123,000 change in fair value related to Level 1 liability.

The following table presents changes in Level 3 liabilities measured at fair value for the three and six months ended May 31, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts are rounded to nearest thousand).

	Embedded Derivative	Derivative
	Liabilities	Liabilities
Balance – Level 3, at December 1, 2021	$867,000	$—
Debt extinguishment	(127,000)
Change in fair value	236,000
Balance – Level 3, at February 28, 2022	976,000	—
Reclassification of warrants from equity to liability due to reassessment under ASC 815	—	903,000
Debt extinguishment	(107,000)	—
Change in fair value	134,000	(129,000)
Balance – Level 3, at May 31, 2022	$1,003,000	$774,000

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

The fair value of the contingent put option in all outstanding debentures with the feature and derivative liabilities, comprised of warrant liabilities, are revalued as of May 31, 2022 and November 30, 2021 based on the following weighted average key inputs:

	May 31, 2022		November 30, 2021
	Embedded Derivative	Derivative	Embedded Derivative
	Liabilities	Liabilities	Liabilities
Strike price	$0.62	$0.51	$0.71
Terms (years)	0.5	6.9	0.8
Volatility	130%	119%	71%
Risk-free rate	1.6%	2.8%	0.2%
Dividend yield	0%	0%	0%

Note 11 - Subsequent Events

On June 8, 2022, the Company issued 975,853 shares of common stock to convert approximately $78,000 of outstanding debt and interest.

On June 13, 2022, the Company issued 1,051,376 shares of common stock as dividend payments on Series A and Series B preferred stock.

On July 1, 2022, the “Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) in the aggregate principal amount of $119,888 for a purchase price of $104,250. The DL Note has a maturity date of July 1, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of ten percent (10.0%) per annum from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company have the right to prepay the DL Note, provided it makes a payment including a prepayment to DL as set forth in the DL Note. The outstanding principal amount of the DL Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 80% of the average of 3 lowest trading price with a 10-day look back immediately preceding the date of conversion.

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

The focus for 2022 is to monetize the current pipeline and build a platform for future growth. There are three areas of focus: commercial product revenue growth, partnerships or collaborations value and future development platform.

Commercial Product

The Company is pleased to report that its second quarter revenues in 2022 are up over 100% from its first quarter revenues and up over 300% from the second quarter of 2021, representing the best quarter result for sales despite market conditions that the Company believes are making additional investment into the sales effort challenging. The Company also believes that it is making progress with the required data package to complete additional regulatory filings that may facilitate entry into other international jurisdictions.

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

Partnership or Collaboration Opportunities

UTTROSIDE B – Liver Cancer Chemotherapeutic

Along with our developmental partners, we are advancing an innovative treatment for liver cancer, a disease indication that currently has a high unmet need. This molecule was identified in India, traditionally used to treat liver ailments. Subsequent research on that isolated molecule showed promising data, indicating that the molecule was more cytotoxic, killing cancer cells more effectively, in liver cancer cells lines than the current first line liver cancer chemotherapeutic. We have advanced this from a naturally occurring unsustainable plant product to a commercially viable and scalable synthetic drug candidate. This provides an opportunity to partner this asset with a larger oncology focused institution. Currently, there are only two approved first-line liver cancer therapies. We have received Orphan Drug Designation, and we are now preparing to advance this toward clinical partnership. In the light of the recently announced data, the company has been approached and is assessing partnership opportunities for Uttroside B, its chemotherapeutic drug candidate for liver cancer. There are very few options for these patients and the company believes this is a very promising drug and looks forward to working with potential partners to bring it to the clinic.

Drug Platform Development

Mannin

Our Mannin drug platform development program is making good progress and aims to have a clinical trial in ARDS (acute respiratory disease syndrome), one of three initial indications, completed in the next 8 months. Data from this trial will support the filings for further indications, including kidney disease and glaucoma. Combined, the addressable market for these therapies is over $150 billion. It is the company’s intent to convert its current royalty agreement with Mannin into an equity position that will add real asset value to the balance sheet. The Company expects this value to grow as the asset progresses through the near and mid-term milestones that it expects over the next 6 to 18 months requiring little capital from QBioMed. The Mannin programs are substantially supported now by non-dilutive funding from the governments of Canada and Germany underpinning the value and importance of this platform to provide much needed drugs.

Rare Disease Focus

During 2022 we will focus our future development platform on the Rare Disease Space. This focusses our resources on an area in which we already have a presence. Our liver cancer drug candidate, Uttroside B, has already received Orphan Drug Designation. We expect to partner this asset in 2022 and will grow our development platform through in-licensing or acquisition.

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

Corporate Strategic Goals

Our mission is to solve problems by accelerating the development of important therapies and the availability of those therapies to patients. We have been busy building a portfolio that we believe has significant value ranging from blockbuster potential drugs to revenue-producing opportunities Since Q BioMed’s inception 5 years ago, the Company has brought a product to market, started generating revenue, supported the development of a drug platform that addresses major therapeutic markets and developed a new liver cancer chemotherapeutic previously believed to be impossible to synthesize. We believe that each of the opportunities being advancing has significant potential in multi-billion-dollar markets.

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

Unaudited Results of Operations for the three months ended May 31, 2022 and 2021:

	For the three months ended
	May 31, 2022	May 31, 2021	Change
Net Sales	$170,487	$45,000	$125,487
Cost of sales	72,751	46,400	26,351
Gross income (loss)	97,736	(1,400)	99,136
Operating expenses:
General and administrative expenses	1,019,168	1,519,660	(500,492)
Research and development expenses	13,052	291,940	(278,888)
Total operating expenses	1,032,220	1,811,600	(779,380)
Loss from operations	(934,484)	(1,813,000)	878,516
Other (income) expenses:
Interest expense	454,357	85,209	369,148
Change in fair value of derivatives	(123,895)	10,072	(133,967)
Total other expenses	330,462	95,281	235,181
Net loss	$(1,264,946)	$(1,908,281)	$643,335

Net Sales

During the three months ended May 31, 2022 and 2021, we recognized approximately $170,000 and $45,000, respectively, of revenue from sales of Strontium89. The increase was due to more vials were sold during the three months ended May 31, 2022 compared to the same period in the prior year.

Cost of Sales

During the three months ended May 31, 2022 and 2021, we recognized approximately $73,000 and $46,000, respectively, in cost of sales. These costs were related to raw materials cost, manufacturing cost, handling cost and write-offs of expired inventory.

The increase in cost of sales was due to more production and sales during the three months ended May 31, 2022 compared to the same period in the prior year.

The gross margins increased dramatically due to the increased sales and less inventory written off during the three months ended May 31, 2022 compared to the same period in the prior year. We expect our gross margins to remain robust in 2022 and 2023 but the net margin will continue to be affected by write offs due to the inherent short shelf life of radiopharmaceutical drugs.

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to less costs from marketing, legal and other professional services during the three months ended May 31, 2022 compared to the same period in the prior year.

Interest expense

The following table summarizes interest expense incurred during the three months ended May 31, 2022 and 2021, respectively (amounts are rounded to nearest thousand):

	For the three months ended
	May 31, 2022	May 31, 2021
Interest expense based on the coupon interest rate of the outstanding debt	$59,000	$15,000
Accretion of debt discount	391,000	70,000
Other	4,000	—
Total interest expense	$454,000	$85,000

The Company sold additional convertible debentures in July and September 2021, which resulted in the embedded derivative liabilities and corresponded debt discount increased during the three months ended May 31, 2022. Due to the increased amount of debt discount, the change in the accretion of the debt discount was significantly increased as well during the three months ended May 31, 2022 compared to the same period in the prior year.

Change in fair value of derivatives

We recognized a gain and loss of approximately $124,000 and $10,000, resulting from the change in fair value of embedded contingent put options in convertible notes and derivative liabilities during the three months ended May 31, 2022 and 2021, respectively. The fluctuation is mainly due to the increased amount of outstanding convertible notes in 2022 and derivative liabilities due the sequencing policy, and change of our stock price during the reporting periods.

Net loss

During the three months ended May 31, 2022 and 2021, we incurred net losses of approximately $1.3 million and $1.9 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and to implement other aspects of our business plan.

Unaudited Results of Operations for the six months ended May 31, 2022 and 2021:

	For the six months ended
	May 31, 2022	May 31, 2021	Change
Net Sales	$245,546	$45,000	$200,546
Cost of sales	146,696	86,993	59,703
Gross income (loss)	98,850	(41,993)	140,843
Operating expenses:
General and administrative expenses	2,115,468	3,656,992	(1,541,524)
Research and development expenses	82,320	465,370	(383,050)
Total operating expenses	2,197,788	4,122,362	(1,924,574)
Loss from operations	(2,098,938)	(4,164,355)	2,065,417
Other expenses:
Interest expense	868,734	135,334	733,400
Change in fair value of derivatives	117,805	27,473	90,332
Loss on debt extinguishment	232,100	56,122	175,978
Settlement of registration liability	241,875	—	241,875
Total other expenses	1,460,514	218,929	1,241,585
Net loss	$(3,559,452)	$(4,383,284)	$823,832

Net Sales

During the six months ended May 31, 2022 and 2021, we recognized approximately $246,000 and $45,000, respectively, of revenue from sales of Strontium89. The increase was due to more vials were sold during the six months ended May 31, 2022 compared to the same period in the prior year.

Cost of Sales

During the six months ended May 31, 2022 and 2021, we recognized approximately $147,000 and $87,000, respectively, in cost of sales. These costs were related to raw materials cost, manufacturing cost, handling cost and write-offs of expired inventory.

The increase in cost of sales was due to more production and sales during the six months ended May 31, 2022 compared to the same period in the prior year.

The gross margins increased dramatically due to the increased sales and less inventory written off during the six months ended May 31, 2022 compared to the same period in the prior year. We expect our gross margins to remain robust in 2022 and 2023 but the net margin will continue to be affected by write offs due to the inherent short shelf life of radiopharmaceutical drugs.

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to significantly less stock-based compensation recognized in the six months ended May 31, 2022 compared to the same period in the prior year. We recognized approximately $0.7 million and $2.0 million of stock-based compensation in general and administrative expense during the six months ended May 31, 2022 and 2021, respectively. Additionally, we incurred less costs from marketing, legal and other professional services during the six months ended May 31, 2022 compared to the same period in the prior year.

Interest expense

The following table summarizes interest expense incurred during the six months ended May 31, 2022 and 2021, respectively (amounts are rounded to nearest thousand):

	For the six months ended
	May 31, 2022	May 31, 2021
Interest expense based on the coupon interest rate of the outstanding debt	$120,000	$25,000
Accretion of debt discount	743,000	110,000
Other	5,000	—
Total interest expense	$868,000	$135,000

The Company sold additional convertible debentures in July and September 2021, which resulted in the embedded derivative liabilities and corresponded debt discount increased during the six months ended May 31, 2022. Due to the increased amount of debt discount, the change in the accretion of the debt discount was significantly increased as well during the six months ended May 31, 2022 compared to the same period in the prior year.

Change in fair value of derivatives

We recognized a loss of approximately $118,000 and $27,000, resulting from the change in fair value of embedded contingent put options in convertible notes and warrant liability during the six months ended May 31, 2022 and 2021, respectively. The fluctuation is mainly due to the increased amount of outstanding convertible notes in 2022 and derivative liabilities due the sequencing policy, and change of our stock price during the reporting periods.

Loss on debt extinguishment

We recognized a loss of approximately $232,000 and $56,000 due to the exchange of outstanding debentures for shares of common stock during the six months ended May 31, 2022 and 2021, respectively.

Settlement of registration liability

During the six months ended May 31, 2022, we entered into a Mutual Release Agreement with a holder of our convertible note, pursuant to which, the holder agreed to add the $241,875 registration payment liability to the outstanding principal amount. We recognized a loss of $241,875 in settlement of the registration liability for the six months ended May 31, 2022.

Net loss

During the six months ended May 31, 2022 and 2021, we incurred net losses of approximately $3.6 million and $4.4 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and to implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of significant revenues and must cover our operating costs through debt and equity financings to allow us to continue as a going concern. We had approximately $27,000 in cash as of May 31, 2022. Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures and general corporate needs. Our ongoing capital expenditures are principally related to expanding revenue generating sales efforts and ongoing research and development costs. We estimate our capital expenditures will be approximately $7.0 million for the next 18 months period.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the six months ended
	May 31, 2022	May 31, 2021
Net cash (used in) provided by:
Operating activities	$(486,872)	$(1,901,718)
Financing activities	170,030	2,015,000
Net (decrease) increase in cash	$(316,842)	$113,282

Net Cash Used in Operating Activities

During the six months ended May 31, 2022, operating activities used $0.5 million of cash, resulting from a net loss of $3.6 million, partially offset by $0.7 million of share-based compensation, change in fair value of derivatives of $0.1 million, settlement on registration liability of approximately $0.2 million, loss on debt extinguishment of approximately $0.2 million, and non-cash interest expense resulting from accretion of debt discounts of $0.7 million and changes in our operating assets and liabilities of approximately $1.0 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended May 31, 2022 and 2021 was $0.2 million and $2.0 million, respectively. The net cash provided in the 2022 period relates to proceeds received from the issuance of common stock and warrant, warrants modification and cash advances. The net cash provided in the 2021 period relates to proceeds received from the issuance of common stock and debentures.

Commitments and Contingencies

Legal

Periodically, we review the status of significant matters, if any exist, and assess their potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation.

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

On July 12, 2022, we received notice that WSI PBG, LLC (“WSI”) filed a complaint for fees it alleges are due in the amount of $196,216 plus fees and expenses for consulting services provided by WSI as a result of a May 6, 2021 Master Professional Services Agreement. We have not filed an answer and is currently determining its next steps.

Advisory Agreements

We entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which we agreed to issue shares of common stock as services are received.

On March 11, 2022, the Company entered into an engagement letter agreement (“Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) to effectuate the Corporation’s Firm Commitment Public Offering and Uplisting and to engage EF Hutton to act as the placement agent for a bridge or other private offering consisting of approximately $2 million. The Company shall be responsible for EF Hutton’s external counsel legal costs irrespective of whether the Offering is consummated or not, subject to a maximum of $50,000 in the event that there is not a Closing.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the three months ended		For the six months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Consulting and legal expenses	$105,000	$105,000	$210,000	$210,000

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of May 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our lack of segregation of duties, lack of in-house personnel with sufficient experience with U.S. GAAP to address the accounting for complex financial instruments, and lack of oversight over our external financial reporting and internal controls are deficiencies which, in combination, could reasonably result in a material misstatement of the Company’s annual or interim financial statements that may not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 4, 2022, we issued 402,563 shares of Common Stock for dividends payment on preferred stock.

On April 8 2022, we issued 245,000 commitment shares to an accredited investor.

Between April and May, 2022, we issued 1,889,693 shares of Common Stock upon the conversion of $0.2 million convertible notes and accrued interest.

Between April and May, 2022, we issued 4,972,797 shares of Common Stock upon the conversion of $0.6 million Series B preferred stock.

During May 2022, we issued 37,456 shares of Common Stock in exchange for services rendered by third parties.

During May 2022, we issued 650,000 shares of Common Stock to settle approximately $63,000 accrued expenses incurred by the Company’s officers and consultants.

On June 8, 2022, we issued 975,853 shares of Common Stock upon the conversion of $78,000 convertible notes and accrued interest.

On June 13, 2022, we issued 1,051,376 shares of Common Stock for dividends payment on preferred stock.

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

Q BIOMED INC.
Dated: July 28, 2022	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer