Form 10-Q
period 2022-08-31
Q BioMed Inc.
filed 2022-11-03
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2022

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	70,318,066 shares
(Class)	(Outstanding at October 31, 2022)

Q BIOMED INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.

Condensed Consolidated Balance Sheets

	As of August 31,	As of November 30,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$137,827	$344,009
Accounts receivable	11,535	80,097
Inventory	22,676	22,253
Prepaid expenses and other current assets	13,496	13,121
Total current assets	185,534	459,480
Intangible assets, net	312,500	350,000
Total Assets	$498,034	$809,480

LIABILITIES AND STOCKHOLDERS‘ DEFICIT
Current liabilities:
Accounts payable	$2,079,652	$1,345,319
Accrued expenses	1,216,374	954,309
Accrued expenses - related party	221,000	71,500
Accrued interest payable	202,504	70,677
Debt	3,772,798	3,053,037
Derivative liabilities	240,022	—
Total current liabilities	7,732,350	5,494,842
Total Liabilities	7,732,350	5,494,842

Commitments and Contingencies (Note 6)

Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of August 31, 2022 and November 30, 2021	—	—
Convertible Series A, 500,000 shares designated - 227,998 shares issued and outstanding at August 31, 2022 and November 30, 2021, respectively	2,160,574	2,161,195
Convertible Series B, 1,000,000 shares designated - 318,000 and 400,000 shares issued and outstanding at August 31, 2022 and November 30, 2021, respectively	3,094,623	3,915,512
Common stock, $0.001 par value; 250,000,000 shares authorized; 57,364,746 and 28,647,788 shares issued and outstanding as of August 31, 2022 and November 30, 2021, respectively	57,365	28,648
Additional paid-in capital	55,851,395	53,335,901
Accumulated deficit	(68,398,273)	(64,126,618)
Total Stockholders' Deficit	(7,234,316)	(4,685,362)
Total Liabilities and Stockholders' Deficit	$498,034	$809,480

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Net Sales	$26,271	$45,675	$271,817	$90,675
Cost of sales	66,442	73,770	213,138	160,763
Gross income (loss)	(40,171)	(28,095)	58,679	(70,088)
Operating expenses:
General and administrative expenses	720,075	1,371,676	2,835,543	5,028,668
Research and development expenses	20,839	202,168	103,159	667,538
Total operating expenses	740,914	1,573,844	2,938,702	5,696,206
Loss from operations	(781,085)	(1,601,939)	(2,880,023)	(5,766,294)
Other (income) expenses:
Interest expense	239,638	99,418	1,108,372	234,752
Change in fair value of derivatives	(382,072)	101,247	(264,267)	128,720
Loss on debt extinguishment	152,211	(15,212)	384,311	40,910
Loss on issuance of convertible note	4,250	—	4,250	—
Settlement of registration liability	—	—	241,875	—
Total other expenses	14,027	185,453	1,474,541	404,382
Net loss	(795,112)	(1,787,392)	(4,354,564)	(6,170,676)
Accumulated dividend on convertible preferred stock	(114,257)	(125,485)	(364,289)	(375,517)
Deemed dividend for induced conversion of convertible preferred stock	(460,233)	—	(968,160)	—
Net loss attributable to common stockholders	$(1,369,602)	$(1,912,877)	$(5,687,013)	$(6,546,193)

Net loss per share - basic and diluted	$(0.03)	$(0.07)	$(0.16)	$(0.25)
Weighted average shares outstanding, basic and diluted	44,897,574	27,660,616	35,878,092	26,207,685

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	For the Three Months Ended August 31, 2022
									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of June 1, 2022	227,998	$2,160,916	345,000	$3,364,623	39,222,374	$39,222	$54,947,369	$(67,603,161)	$(7,091,031)
Issuance of common stock for dividend payment on preferred stock	—	(45,599)	—	(69,000)	1,051,376	1,052	113,547	—	—
Issuance of common stock to convert Series B preferred stock	—	—	(27,000)	(270,000)	7,619,012	7,619	722,614	—	460,233
Deemed dividend for induced conversion of Series B preferred stock	—	—	—	—	—	—	(460,233)	—	(460,233)
Issuance of common stock to convert notes payable	—	—	—	—	7,423,424	7,423	533,091	—	540,514
Issuance of common stock to settle commitment shares	—	—	—	—	300,000	300	8,400	—	8,700
Accumulated dividend on preferred stock	—	45,257	—	69,000	—	—	(114,257)	—	—
Share based compensation for services	—	—	—	—	1,748,560	1,749	102,364	—	104,113
Share based compensation for options modification	—	—	—	—	—	—	3,000	—	3,000
Reclassification of options from equity to liability due to reassessment under ASC 815	—	—	—	—	—	—	(4,500)	—	(4,500)
Net loss	—	—	—	—	—	—	—	(795,112)	(795,112)
Balance as of August 31, 2022	227,998	$2,160,574	318,000	$3,094,623	57,364,746	$57,365	$55,851,395	$(68,398,273)	$(7,234,316)

	For the Three Months Ended August 31, 2021
									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of June 1, 2021	227,998	$2,161,702	400,000	$3,915,512	27,456,512	$27,456	$51,972,556	$(60,269,352)	$(2,192,126)
Issuance common stock for dividend payment on preferred stock	—	(45,600)	—	(80,000)	130,833	131	125,469	—	—
Accumulated dividend on preferred stock	—	45,485	—	80,000	—	—	(125,485)	—	—
Beneficial conversion feature related to convertible notes	—	—	—	—	—	—	225,750	—	225,750
Issuance of warrants in conjunction with convertible note	—	—	—	—	—	—	252,683	—	252,683
Issuance of common stock to convert notes payable	—	—	—	—	301,372	301	213,532	—	213,833
Share based compensation for services	—	—	—	—	85,628	86	290,687	—	290,773
Net loss	—	—	—	—	—	—	—	(1,787,392)	(1,787,392)
Balance as of August 31, 2021	227,998	$2,161,587	400,000	$3,915,512	27,974,345	$27,974	$52,955,192	$(62,056,744)	$(2,996,479)

Q BIOMED INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	For the Nine Months Ended August 31, 2022
									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 1, 2021	227,998	$2,161,195	400,000	$3,915,512	28,647,788	$28,648	$53,335,901	$(64,126,618)	$(4,685,362)
Issuance of common stock and warrants for cash	—	—	—	—	400,000	400	99,630	—	100,030
Cash proceeds from warrants modification	—	—	—	—	—	—	20,000	—	20,000
Issuance common stock for dividend payment on preferred stock	—	(136,799)	—	(229,000)	1,731,816	1,732	364,067	—	—
Issuance of common stock to convert Series B preferred stock	—	—	(82,000)	(820,000)	12,591,809	12,592	1,775,568	—	968,160
Deemed dividend for induced conversion of Series B preferred stock	—	—	—	—	—	—	(968,160)	—	(968,160)
Issuance of common stock to convert notes payable	—	—	—	—	10,890,765	10,891	1,866,367	—	1,877,258
Issuance of common stock to extinguish accrued liabilities	—	—	—	—	676,627	676	73,223	—	73,899
Issuance of common stock to settle commitment shares	—	—	—	—	545,000	545	61,810	—	62,355
Accumulated dividend on preferred stock	—	136,178	—	228,111	—	—	(364,289)	—	—
Share based compensation for services	—	—	—	—	1,880,941	1,881	325,826	—	327,707
Share based consideration for warrants modification	—	—	—	—	—	—	277,897	—	277,897
Share based compensation for options modification	—	—	—	—	—	—	182,436	—	182,436
Adoption of ASU 2020-06	—	—	—	—	—	—	(290,967)	82,909	(208,058)
Reclassification of warrants and options from equity to liability due to reassessment under ASC 815	—	—	—	—	—	—	(907,914)	—	(907,914)
Net loss	—	—	—	—	—	—	—	(4,354,564)	(4,354,564)
Balance as of August 31, 2022	227,998	$2,160,574	318,000	$3,094,623	57,364,746	$57,365	$55,851,395	$(68,398,273)	$(7,234,316)

	For the Nine Months Ended August 31, 2021
									Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of December 1, 2020	227,998	$2,161,980	503,134	$4,968,368	23,816,489	$23,816	$47,656,423	$(55,886,068)	$(1,075,481)
Issuance of common stock for cash	—	—	—	—	100,000	100	99,900	—	100,000
Issuance of common stock and warrants for cash	—	—	—	—	1,213,333	1,213	908,787	—	910,000
Issuance common stock for dividend payment on preferred stock	—	(136,799)	—	(260,627)	385,846	386	397,040	—	—
Issuance of common stock to convert notes payable	—	—	—	—	469,152	469	416,378	—	416,847
Issuance of common stock to convert Series B preferred stock	—	—	(103,134)	(1,031,340)	1,245,089	1,245	1,030,095	—	—
Issuance cost related to issuance of convertible notes	—	—	—	—	35,000	35	34,790	—	34,825
Beneficial conversion feature related to convertible notes	—	—	—	—	—	—	290,967	—	290,967
Issuance of warrants in conjunction with convertible note	—	—	—	—	—	—	252,683	—	252,683
Accumulated dividend on preferred stock	—	136,406	—	239,111	—	—	(375,517)	—	—
Share based compensation for services	—	—	—	—	709,436	710	2,243,646	—	2,244,356
Net loss	—	—	—	—	—	—	—	(6,170,676)	(6,170,676)
Balance as of August 31, 2021	227,998	$2,161,587	400,000	$3,915,512	27,974,345	$27,974	$52,955,192	$(62,056,744)	$(2,996,479)

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	August 31, 2022	August 31, 2021
Cash flows from operating activities:
Net loss	$(4,354,564)	$(6,170,676)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	327,707	2,244,356
Share based consideration related to warrants modification	299,883	—
Share based compensation related to stock options modification	211,936	—
Change in fair value of derivatives	(264,267)	128,720
Accretion of debt discount	920,925	188,118
Amortization expense	37,500	37,500
Settlement on registration liability	241,875	—
Loss on issuance of convertible note	4,250
Loss on debt extinguishment	384,311	40,910
Changes in operating assets and liabilities:
Accounts receivable	68,562	(38,875)
Prepaid expenses and other current assets	(798)	(2,628)
Accounts payable and accrued expenses	1,264,641	851,332
Accrued interest payable	131,827	(20,938)
Net cash used in operating activities	(726,212)	(2,742,181)

Cash flows from financing activities:
Proceeds received from issuance of convertible notes, net	350,000	1,706,250
Proceeds received from issuance of common stock and warrants	100,030	1,010,000
Proceeds received from issuance of notes to related parties	—	30,000
Cash advances	50,000	—
Proceeds received for warrants modification	20,000	—
Repayment of notes to related parties	—	(30,000)
Net cash provided by financing activities	520,030	2,716,250

Net decrease in cash	(206,182)	(25,931)

Cash at beginning of the year	344,009	177,145
Cash at end of the year	$137,827	$151,214

Supplemental disclosures:
Cash paid for interest to related parties	$—	$(441)
Cash paid for income taxes	$—	$—

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$1,877,258	$416,847
Issuance of common stock to convert Series B preferred stock	$820,000	$1,031,340
Deemed dividend for induced conversion of Series B preferred stock	$968,160	$—
Accumulated dividend on convertible preferred stock	$364,289	$375,517
Issuance of common stock for dividend payment on preferred stock	$365,799	$397,426
Issuance of common stock to extinguish accrued liabilities	$73,899	$—
Issuance of common stock to settle derivative liability	$62,355	$—
Reclassification of warrants and options from equity to liability due to reassessment under ASC 815	$907,914	$—
Adoption of ASU 2020-06	$208,058	$—
Beneficial conversion feature related to convertible notes	$—	$290,967
Offering cost	$—	$69,825

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

Going Concern

The accompanying condensed consolidated financial statements are prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has and is expected to incur net losses and cash outflows from operations in pursuit of extracting value from its acquired intellectual property. These matters, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Risk and Uncertainties

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Recent Accounting Standards

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the impact of adoption the ASU 2021-04 on its condensed consolidated financial statements.

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

Potentially dilutive securities	August 31, 2022	November 30, 2021
Series A convertible preferred stock	2,280,000	2,280,000
Series B convertible preferred stock	9,086,000	11,429,000
Common stock purchase warrants	11,220,000	11,752,000
Stock Options	7,450,000	4,450,000
Convertible Notes	84,670,000	4,898,000
Potentially dilutive securities	114,706,000	34,809,000

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 5 - Debt

The table below summarizes outstanding debt as of August 31, 2022 and November 30, 2021 (amounts are rounded to nearest thousand):

	August 31, 2022	November 30, 2021
Convertible Notes Payable:
Principal value of 2021 Debentures	$2,547,000	$3,506,000
Fair value of bifurcated contingent put option	1,073,000	867,000
Debt discount	(257,000)	(1,320,000)
2021 Convertible notes payable, net	3,363,000	3,053,000
Principal value of 2022 Debentures	395,000	—
Fair value of bifurcated contingent put option	137,000	—
Debt discount	(172,000)	—
2022 Convertible notes payable, net	360,000	—
Cash advances	50,000	—
Total debt	$3,773,000	$3,053,000

2022 Convertible Notes Payable

July 2022 Debenture

On July 1, 2022, the Company entered into a Securities Purchase Agreement with an accredited investor (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) in the aggregate principal amount of $119,888. The DL Note includes an original issue discount of $16,888 (includes $1,250 due diligence fee retained by DL). The Company also incurred additional $3,000 issuance cost resulting from the payment of the lender’s legal fees. The DL Note has a maturity date of July 1, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 10.0% per annum from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the DL Note, provided it makes a payment including a prepayment to DL as set forth in the DL Note. The outstanding principal amount of the DL Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 80% of the average of 3 lowest trading price with a 10-day look back immediately preceding the date of conversion.

The contingent share-settled redemption feature, contingent acceleration upon merger, acquisition, and event of default within the DL Note are all contingent put options that are required to be bifurcated as a single compound embedded derivative at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value of put option on the merger, acquisition, and event of default by estimating the probability of the occurrence of triggering date (the “Probability factor”) and applying the probability to the discounted maximum redemption premium for any given payment with the following key inputs:

July 1, 2022
Strike price	$0.05
Terms (years)	1.0
Volatility	138%
Risk-free rate	2.8%
Dividend yield	0%
Probability factor	20%

The aggregate fair value of the embedded put option on the issuance date was approximately $104,000, which exceed the net proceeds of $100,000, resulting approximately $4,000 loss on issuance of convertible note.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

August 2022 Debenture

On August 10, 2022 (the “Effective Date’), the Company entered into a Securities Purchase Agreement with an accredited investor (“the Lender”) pursuant to which the Company issued to the Lender a Convertible Promissory Note (the “August Note”) in the aggregate principal amount of $275,000 for a purchase price of $250,000. The August Note has a maturity date of February 6, 2023 and the Company has agreed to pay interest on the unpaid principal balance of the August Note at the rate of 10.0% per annum. Upon the later of the date the obligations under this Note are satisfied or the 6-month anniversary and for 30 days thereafter, the Lender has the exclusive right to elect conversion of any original issue discount or interest amount due under this August Note, into shares of the Company’s common stock at a conversion price per share equal to $0.035. The conversion option does not apply to the principal amount. The conversion option and contingent put upon an event of default are required to be bifurcated as a single compound embedded derivative at fair value under ASC 815, because it is not considered to be classified in stockholders’ equity. The subsequent changes in fair value are recognized in the Condensed Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value with the following key inputs:

August 10, 2022
Strike price	$0.04
Terms (years)	0.5
Volatility	200%
Risk-free rate	3.1%
Dividend yield	0%

The aggregate fair value of the conversion option on the issuance date was approximately $23,000, which was recognized as an additional debt discount.

As additional consideration for making the August Note, the Company agreed to issue 300,000 unregistered common shares within 10 business days to the Lender (the “Commitment shares”). The commitment to issue the shares was valued at the Effective Date fair value of approximately $11,000 and recognized as an additional debt discount. The commitment is a forward contract, recognized at fair value, as a result of applying the Company’s sequencing policy, and recognized at fair value with changes in fair value recognized in the Company’s Condensed Consolidated Statements of Operations until settled on August 24, 2022.

2021 Convertible Notes Payable

February 2021 Debenture

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

The contingent share-settled redemption feature and contingent prepayment provision within the February Debenture are all contingent put options that are required to be bifurcated as a single compound embedded derivative at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value with the following key inputs:

February 12, 2021
Strike price	$1.15
Terms (years)	1.0
Volatility	92%
Risk-free rate	0.1%
Dividend yield	0%

The aggregate fair value of the contingent put options on the issuance date was approximately $28,000, which was recognized as an additional debt discount.

On January 21, 2022, the Company issued 1,055,000 shares of common stock to convert $0.5 million of outstanding debt and interest and extinguished $95,000 of embedded derivative liability upon the conversion. The conversion price was reduced to $0.50. The Company recognized a loss on debt extinguishment of approximately $232,000 as a result of the reduction of conversion price for the nine months ended August 31, 2022.

July 2021 Debenture

On July 26, 2021, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “July Debenture”) in the principal amount of $806,250 and a warrant to purchase up to 645,000 shares of common stock (the “Warrant”) for a total purchase price of $750,000.

The July Debenture had a maturity date of April 26, 2022. The July Debenture carries an interest rate of 10% per annum, provided that any principal or interest which is not paid when due shall bear interest at the rate of 15% per annum from the due date until payment (the “Default Interest”).

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

July 26, 2021
Strike price	$1.25
Terms (years)	5.0
Volatility	112%
Risk-free rate	0.7%
Dividend yield	0%

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

The contingent share-settled redemption feature and contingent prepayment provision within the July Debenture are all contingent put options that are required to be bifurcated as a single compound embedded derivative at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value with the following key inputs:

July 26, 2021
Strike price	$1.00
Terms (years)	0.8
Volatility	62%
Risk-free rate	0.1%
Dividend yield	0%

The aggregate fair value of the contingent put options on the issuance date was approximately $209,000, which was recognized as an additional debt discount.

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

During the three months ended August 31, 2022, the Company issued an aggregate 1,948,424 shares of common stock to convert $68,000 outstanding debt, and extinguished approximately $15,000 embedded derivative liability upon the conversion. The conversion price was reduced to $0.03 as an inducement conversion. The Company recognized a loss on debt extinguishment of approximately $152,000 as a result of the reduction of conversion price for the three months ended August 31, 2022.

During the nine months ended August 31, 2022, the Company issued an aggregate 3,633,862 shares of common stock to convert approximately $413,000 of outstanding debt, and extinguished approximately $159,000 embedded derivative liability upon the conversion. The Company recognized a loss on debt extinguishment of approximately $152,000  as a result of the reduction of conversion price for the nine months ended August 31, 2022.

September 2021 Debenture

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

trading days. As a result of entering into the “September Debenture”, for which such instruments contained a variable conversion feature with no floor, the Company has adopted sequencing policy (see Note 3).

The contingent share-settled redemption feature and contingent prepayment provision within the September Debenture are all contingent put options that are required to be bifurcated as a single compound embedded derivative at fair value, with subsequent changes in fair value recognized in the Condensed Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value with the following key inputs:

September 29, 2021
Strike price	$0.50
Terms (years)	1.0
Volatility	66%
Risk-free rate	0.1%
Dividend yield	0%

The aggregate fair value of the contingent put options on the issuance date was approximately $278,000, which was recognized as an additional debt discount.

On April 8, 2022, the Company issued 245,000 shares of common stock as commitment shares pursuant to the securities purchase agreement. The commitment to issue the shares was valued at the Effective Date fair value of approximately $177,000 and recognized as an additional debt discount. The commitment is a forward contract, recognized at fair value, as a result of applying the Company’s sequencing policy, and recognized at fair value with changes in fair value recognized in the Company’s Condensed Consolidated Statements of Operations until settled on April 8, 2022.

During the three months ended August 31, 2022, the Company issued 5,475,000 shares of common stock to convert approximately $228,000 of outstanding debt and extinguished $115,000 of embedded derivative liability upon the conversion.

During nine months ended August 31, 2022, the Company issued 6,201,903 shares of common stock to convert approximately $305,000 of outstanding debt and extinguished $146,000 of embedded derivative liability upon the conversion.

Interest expense

Interest expense, included in the accompanying Condensed Consolidated Statements of Operations, is comprised of the following for each period presented (amounts are rounded to nearest thousand):

	For the three months ended		For the nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Interest expense based on the coupon interest rate of the outstanding debt	$57,000	$21,000	$177,000	$46,000
Accretion of debt discount	178,000	78,000	921,000	188,000
Other	5,000	—	10,000	—
Total interest expense	$240,000	$99,000	$1,108,000	$234,000

Cash Advances

Cash advances include cash provided by vendors that is subject to repayment on demand.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

As previously reported, on July 12, 2022 the Company was notified that WSI PBG, LLC (“WSI”) filed a complaint against the Company seeking to recover $196,216 in unpaid consulting fees, plus costs and expenses of litigation.  The Company elected not to litigate this suit so as not to increase its liability exposure. Not unexpectedly, on August 24, 2022, WSI obtained a judgment against the Company in the amount of $203,784. The Company is exploring its options in addressing this judgment, including terms of settlement that would result in a satisfaction of this Judgment over a limited period of time.

On July 19, 2022, we received notice that the Activus Group (“Activus”) filed a complaint for fees it alleges are due in the amount $129,600 plus fees and expenses for consulting services provided by Activus as a result of an agreement between the parties. We have not filed an answer and are currently determining our next steps in settlement.

On August 15, 2022, the Company received notice that another of its unpaid contractors, Diligent Health Solutions, LLC. (“DHS”), had filed suit against the Company seeking $106,000 in unpaid consulting fees.  Here, too, the Company elected not to litigate this suit so as not to increase its liability exposure.  As a result of the foregoing, DHS obtained a default judgment against the Company in the amount of $111,000.  The company is exploring its options in addressing this judgment, including terms of settlement that would result in a satisfy of this Judgment over a limited period of time.

Advisory Agreements

The Company entered into customary consulting arrangements with various counterparties to provide consulting services, business development and investor relations services, pursuant to which the Company agreed to issue shares of common stock as services are received.

On March 11, 2022, the Company entered into an engagement letter agreement (“Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) to effectuate the Corporation’s Firm Commitment Public Offering and Uplisting and to engage EF Hutton to act as the placement agent for a bridge or other private offering consisting of approximately $2 million. The Company shall be responsible for EF Hutton’s external counsel legal costs irrespective of whether the Offering is consummated or not, subject to a maximum of $50,000 in the event that there is not a Closing. The Company incurred $15,000 of expense during the nine months ended August 31, 2022, and no payment was made as of August 31, 2022.

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 7 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the three months ended		For the nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Consulting and legal expenses	$117,500	$105,000	$327,500	$315,000

Note 8 - Stockholders’ Deficit

As of August 31, 2022 and November 30, 2021, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Preferred Shares

The original issue price and the liquidation value per share, as of August 31, 2022, of each class of preferred stock is as follows:

	Original Issue Price	Liquidation Value
	Per Share	Per Share
Series A Preferred Share	$10.00	$10.20
Series B Preferred Share	$10.00	$10.25

During the three and nine months ended August 31, 2022, the Company issued total 1,051,376 and 1,731,816 shares of common stock as dividend payment on Series A and Series B preferred stock, respectively.

During the three and nine months ended August 31, 2022, the Company issued 7,619,012 and 12,591,809 shares of common stock to convert 27,000 and 82,000 shares of Series B preferred stock, respectively. The Company recognized deemed dividend for the difference between the carrying amount of the preferred stock and the fair value of the common stock exchanged for such preferred stock, totaled approximately $0.5 million and $1 million for the three and nine months ended August 31, 2022 in the Condensed Consolidated Statements of Operations.

The Company had accumulated dividends payable on the Preferred Shares of approximately $123,000 as of August 31, 2022.

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

During the three months ended August 31, 2022, the Company issued 7,619,012 shares of common stock to convert approximately $296,000 of outstanding debt and interest, and extinguished approximately $131,000 of embedded derivative liabilities. Additionally, the Company reversed approximately $38,000 unamortized debt discount upon the conversion. During the nine months ended August 31, 2022, the Company issued 10,890,765 shares of common stock to convert approximately $1,246,000 of outstanding debt and interest, and extinguished approximately $365,000 of embedded derivative liabilities. Additionally, the Company reversed approximately $118,000 unamortized debt discount upon the conversion. The Company recognized approximately $384,000 debt extinguishment loss for the nine months ended August 31, 2022.

During the three months ended August 31, 2022, the Company issued 1,748,560 shares of the Company’s common stock to various vendors for advisory services, valued at approximately $35,000 based on the estimated fair market value of the stock on the date of

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

grant. The Company also recognized approximately $69,000 related to the vesting of stock options and restricted awards. The $69,000 was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the three months ended August 31, 2022.

During the nine months ended August 31, 2022, the Company issued 1,880,941 shares of the Company’s common stock to various vendors for advisory services, valued at approximately $88,000 based on the estimated fair market value of the stock on the date of grant The Company also recognized approximately $240,000 related to the vesting of stock options and restricted awards. The $240,000 was recognized within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations for the nine months ended August 31, 2022.

Note 9 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services, warrants issued in conjunction with debt offering, and warrants issued as part of the units sold in the private placements, at August 31, 2022 and November 30, 2021 and the changes during the period then ended (warrants amount and intrinsic value are rounded to nearest thousand):

			Weighted Average
			Remaining
		Weighted Average	Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at November 30, 2021	11,752,000	$1.97	2.60	$—
Issued	400,000	0.50	2.48	—
Forfeited/expired	(932,000)	—	—	—
Outstanding at August 31, 2022	11,220,000	$1.01	4.0	$—
Exercisable at August 31, 2022	11,220,000	$1.01	4.0	$—

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

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

On August 31, 2022, the Company modified an aggregate of 3,608,641 warrants (the “Warrants”) that were originally granted to certain officers during 2017 and 2021. The exercise price of the Warrants was reduced to $0.10 per share.

The Company immediately recognized approximately $22,000 incremental stock-based compensation during the quarter ended August 31, 2022 based on the following weighted average assumptions:

	After Modification	Before Modification
Strike price	$0.10	$0.50
Term (years)	2.7	2.7
Volatility	151%	151%
Risk-free rate	3.5%	3.5%
Dividend yield	0.0%	0.0%

The new warrants issued in February 2022 and warrant modifications, described above, resulted in reclassifying such modified warrants to purchase an aggregate of 5,461,432 common shares from equity to liability as a result of applying the reassessment under ASC 815. The warrants are subsequently recognized at fair value with changes in fair value recognized in the Company’s Condensed Consolidated Statements of Operations.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Summary of Options

The following represents a summary of all outstanding options to purchase the Company’s common stock at May 31, 2022:

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at November 30, 2021	4,450,000	$1.13	4.0	$1,000
Issued	3,000,000	0.10	5.0	—
Forfeited/expired	—	—	—	—
Outstanding at August 31, 2022	7,450,000	$0.10	6.5	$—
Exercisable at August 31, 2022	4,300,000	$0.10	7.5	$—

On August 31, 2022, the Company granted 3.0 million stock options at an exercise price of $0.10 per share (the “Options”) to certain officers and board of directors as compensation for services provided. The Options will vest over one year in equal quarterly installments. The Options will expire in 5 years.

The fair value of options granted on August 31, 2022 was $60,000 based on the following key inputs:

August 31, 2022
Strike price	$0.10
Term (years)	5.0
Volatility	136%
Risk-free rate	3.3%
Dividend yield	0.0%

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

On August 31, 2022, the Company further modified an aggregate of 4,400,000 options (the “Options”) that were modified on May 25, 2022 as described the above. The exercise price of the Options was reduced from $0.50 to $0.10 per share. As of the modification date, an additional 150,000 options were fully vested.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

During the three and nine months ended August 31, 2022, the Company recognized aggregate incremental stock-based compensation related to the modifications of approximately $33,000 and $212,000, based on the following weighted average assumptions.

May 25, 2022	After Modification	Before Modification
Strike price	$0.49	$1.13
Term (years)	7.8	2.8
Volatility	117%	127%
Risk-free rate	2.7%	2.4%
Dividend yield	0.0%	0.0%

August 31, 2022	After Modification	Before Modification
Strike price	$0.10	$0.49
Term (years)	7.6	7.6
Volatility	131%	131%
Risk-free rate	3.3%	3.3%
Dividend yield	0.0%	0.0%

The May and August 2022 options modifications, described above, resulted in reclassifying such modified vested options to purchase an aggregate of 4,300,000 common shares from equity to liability as a result of applying the Company’s sequencing policy. The options are subsequently recognized at fair value with changes in fair value recognized in the Company’s Condensed Consolidated Statements of Operations.

Stock-based Compensation

During the three months ended August 31, 2022, the Company recognized general and administrative expenses of approximately $0.1 million as a result of the shares, outstanding warrants and options issued to consultants and employees. Approximately

During the three and nine months ended August 31, 2022, the Company recognized general and administrative expenses of approximately $104,000 and $328,000 as a result of the shares, outstanding warrants and options issued to consultants and employees, respectively.

During the three and nine months ended August 31, 2021, the Company recognized general and administrative expenses of approximately $291,000 and $2,244,000 as a result of the shares, outstanding warrants and options issued to consultants and employees, respectively.

As of August 31, 2022, the estimated unrecognized stock-based compensation associated with these agreements is approximately $62,000 and will be fully recognized by August 31, 2023.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 10 – Fair Value Measurements

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of August 31, 2022 and November 30, 2021 (amounts are rounded to nearest thousand):

	Fair value measured at August 31, 2022
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	August 31, 2022	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liabilities	$1,210,000	$—	$—	$1,210,000
Derivative liabilities	$240,000	$—	$—	$240,000

Fair value measured at November 30, 2021
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	November 30, 2021	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liabilities	$867,000	$—	$—	$867,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three or nine months ended August 31, 2022.

The Level 1 derivative liability is related to commitment to issue common shares pursuant to the September Debenture which was settled in April 2022 and the August Debenture which was settled in August 2022 (see Note 5). During the three and nine months ended August 31, 2022, the Company recognized $126,000 change in fair value related to Level 1 liability.

The following table presents changes in Level 3 liabilities measured at fair value for the three and nine months ended August 31, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts are rounded to nearest thousand).

	Embedded Derivative	Derivative
	Liabilities	Liabilities
Balance – Level 3, at December 1, 2021	$867,000	$—
Debt extinguishment	(127,000)	—
Change in fair value	236,000	—
Balance – Level 3, at February 28, 2022	976,000	—
Reclassification of options from equity to liability due to reassessment under ASC 815	—	903,000
Debt extinguishment	(107,000)	—
Change in fair value	134,000	(129,000)
Balance - Level 3, at May 31, 2022	1,003,000	774,000
Reclassification of options from equity to liability due to reassessment under ASC 815	—	5,000
Issuance of convertible notes	127,000	—
Warrants and option modification	—	51,000
Debt extinguishment	(131,000)	—
Change in fair value	211,000	(590,000)
Balance - Level 3, at August 31, 2022	$1,210,000	$240,000

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

The fair value of the contingent put option in all outstanding debentures with the feature and derivative liabilities, comprised of warrant liabilities, are revalued as of August 31, 2022 and November 30, 2021 based on the following weighted average key inputs:

	August 31, 2022		November 30, 2021
	Embedded Derivative	Derivative	Embedded Derivative
	Liabilities	Liabilities	Liabilities
Strike price	$0.55	$0.12	$0.71
Terms (years)	0.3	4.3	0.8
Volatility	200%	85%	71%
Risk-free rate	2.9%	2.1%	0.2%
Dividend yield	0%	0%	0%
Probability factor(1)	20%	0%	0%

(1)The probability factor for DL Note as of August 31, 2022 was 20%.

Note 11 – Subsequent Events

On September 6, 2022, the Company issued 3,765,517 shares of common stock as dividend payments on Series A and Series B preferred stock.

On September 12, 2022, the Company issued 3,042,552 shares of common stock to convert $62,000 outstanding debt and interest.

On October 4, 2022, the Company issued 6,145,251 shares of common stock to convert $110,000 of Series B preferred stock.

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

Commercial Product

Although, the Company is pleased with the ongoing adoption of Strontium in additional hospital systems and 2022 revenue is far exceeding that of 2021 year to date, the capital market conditions are making additional investment into the sales effort challenging. As a result, we continue to make efforts to broaden the penetration of the targeted market with minimal additional capital investments.

We believe that Strontium89 has great potential in the cancer palliation space. As a result of a world in which opioids were a treatment of choice for those patients unlucky enough to be diagnosed with painful metastatic cancers in the bone, we felt that Strontium89 had become a neglected and forgotten drug. We have stayed committed to our belief that Strontium89 was a valuable treatment and have focused on advancing that asset from concept, a neglected drug, to a fully approved, reimbursed commercial product. Since we acquired Strontium89, we have built an infrastructure to commercialize the product, including manufacturing, branding, pharmacovigilance, reporting, federal supply contract, and entering into distribution agreements in the United States and several other countries. We believe that our last remaining investment is now focused on a sales team to promote the drug both in federal and non-government institutions and clinics. Revenue has started to grow even without a sales force fully deployed. We have planned a top down marketing and sales program that we will implement once funded and believe this effort will yield the results we are striving toward.

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

Drug Platform Development

Mannin

Our Mannin drug platform development program is making good progress and aims to have a clinical trial in ARDS (acute respiratory disease syndrome), one of three initial indications, completed in the next 8 months. Data from this trial will support the filings for further indications, including kidney disease and glaucoma. Combined, the addressable market for these therapies is over $150 billion. The Company has an agreement in principle to convert its current royalty agreement with Mannin into an equity position that will add significant asset value to the balance sheet. This amendment is expected during our fourth quarter of 2022. The Company expects this value to grow as the asset progresses through the near and mid-term milestones that it expects over the next 3 to 18 months requiring little capital from QBioMed. The Mannin programs are substantially supported now by non-dilutive funding from the governments of Canada and Germany underpinning the value and importance of this platform to provide much needed drugs.

Strategic Pipeline Development

During the remaining months of 2022 we will focus our future development platform on the Rare Disease Space and other areas where no successful treatments are available. This focusses our resources on an area in which we already have a presence. Our liver cancer drug candidate, Uttroside B, has already received Orphan Drug Designation. We expect to partner or advance this asset toward the clinic in 2022 and will grow our development platform through in-licensing or acquisition as part of a strategic roll-up. We have several target transactions and look forward to updating our shareholders and other stakeholders in the near term.

Corporate Strategic Goals

Our mission is to solve problems by accelerating the development of important therapies and the availability of those therapies to patients. We have been busy building a portfolio that we believe has significant value ranging from blockbuster potential drugs to revenue-producing opportunities. Since Q BioMed’s inception 5 years ago, the Company has brought a product to market, started generating revenue, supported the development of a drug platform that addresses major therapeutic markets and developed a new liver cancer chemotherapeutic previously believed to be impossible to synthesize. We are now focused on monetizing our current portfolio and actively growing our asset value through joint venture and acquisition strategies that will roll-up into a high value asset portfolio addressing multi-billion-dollar markets.

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

Unaudited Results of Operations for the three months ended August 31, 2022 and 2021:

	For the three months ended
	August 31, 2022	August 31, 2021	Change
Net Sales	$26,271	$45,675	$(19,404)
Cost of sales	66,442	73,770	(7,328)
Gross loss	(40,171)	(28,095)	(12,076)
Operating expenses:
General and administrative expenses	720,075	1,371,676	(651,601)
Research and development expenses	20,839	202,168	(181,329)
Total operating expenses	740,914	1,573,844	(832,930)
Loss from operations	(781,085)	(1,601,939)	820,854
Other (income) expenses:
Interest expense	239,638	99,418	140,221
Change in fair value of derivatives	(382,072)	101,247	(483,319)
Gain on debt extinguishment	152,211	(15,212)	167,423
Loss on issuance of convertible note	4,250	—	4,250
Total other expenses	14,027	185,453	(171,425)
Net loss	$(795,112)	$(1,787,392)	$992,279

Net Sales

During the three months ended August 31, 2022 and 2021, we recognized approximately $26,000 and $46,000, respectively, of revenue from sales of Strontium89. The decrease was due to less vials were sold during the three months ended August 31, 2022 compared to the same period in the prior year.

Cost of Sales

During the three months ended August 31, 2022 and 2021, we recognized approximately $66,000 and $74,000, respectively, in cost of sales. These costs were related to raw materials cost, manufacturing cost, handling cost and write-offs of expired inventory.

The decrease in cost of sales was due to less handling cost during the three months ended August 31, 2022 compared to the same period in the prior year. However, the cost related to raw materials and fixed manufacturing cost were similar compared to the same period in the prior year, which resulted in an increase in negative gross margin.

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to a lower burn and scaled back operations due to lack of available capital. We had an approximate $372,000 less costs from marketing, $236,000 less costs from legal and other professional services during the three months ended August 31, 2022 compared to the same period in the prior year.

Interest expense

The following table summarizes interest expense incurred during the three months ended August 31, 2022 and 2021, respectively (amounts are rounded to nearest thousand):

	For the three months ended
	August 31, 2022	August 31, 2021
Interest expense based on the coupon interest rate of the outstanding debt	$57,000	$21,000
Accretion of debt discount	178,000	78,000
Other	5,000	—
Total interest expense	$240,000	$99,000

We sold additional convertible debentures since September 2021, which resulted in the embedded derivative liabilities and corresponded debt discount increased during the three months ended August 31, 2022. Due to the increased amount of debt discount, the change in the accretion of the debt discount was significantly increased as well during the three months ended August 31, 2022 compared to the same period in the prior year.

Change in fair value of derivatives

We recognized a gain and a loss of approximately $382,000 and $101,000, resulting from the change in fair value of embedded contingent put options in convertible notes and derivative liabilities during the three months ended August 31, 2022 and 2021, respectively. The fluctuation is mainly due to the increased amount of outstanding convertible notes in 2022 and derivative liabilities due the sequencing policy, and change of our stock price during the reporting periods.

Net loss

During the three months ended August 31, 2022 and 2021, we incurred net losses of approximately $0.8 million and $1.8 million, respectively. We expect to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and to implement other aspects of our business plan.

Unaudited Results of Operations for the nine months ended August 31, 2022 and 2021:

	For the Nine months ended
	August 31, 2022	August 31, 2021	Change
Net Sales	$271,817	$90,675	$181,142
Cost of sales	213,138	160,763	52,375
Gross income (loss)	58,679	(70,088)	128,767
Operating expenses:
General and administrative expenses	2,835,543	5,028,668	(2,193,125)
Research and development expenses	103,159	667,538	(564,379)
Total operating expenses	2,938,702	5,696,206	(2,757,504)
Loss from operations	(2,880,023)	(5,766,294)	2,886,271
Other expenses:
Interest expense	1,108,372	234,752	873,620
Change in fair value of derivatives	(264,267)	128,720	(392,987)
Loss on debt extinguishment	384,311	40,910	343,401
Loss on issuance of convertible note	4,250	—	4,250
Settlement of registration liability	241,875	—	241,875
Total other expenses	1,474,541	404,382	1,070,159
Net loss	$(4,354,564)	$(6,170,676)	$1,816,112

Net Sales

During the nine months ended August 31, 2022 and 2021, we recognized approximately $272,000 and $91,000, respectively, of revenue from sales of Strontium89. The increase was due to more vials were sold during the nine months ended August 31, 2022 compared to the same period in the prior year.

Cost of Sales

During the nine months ended August 31, 2022 and 2021, we recognized approximately $213,000 and $161,000, respectively, in cost of sales. These costs were related to raw materials cost, manufacturing cost, handling cost and write-offs of expired inventory due to the short life of the drug.

The increase in cost of sales was due to more production and sales during the nine months ended August 31, 2022 compared to the same period in the prior year.

The gross margins increased dramatically due to the increased sales and less inventory written off during the nine months ended August 31, 2022 compared to the same period in the prior year. We expect our gross margins to remain robust in 2022 and 2023 but the net margin will continue to be affected by write offs due to the inherent short shelf life of radiopharmaceutical drugs.

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to significantly less stock-based compensation recognized in the nine months ended August 31, 2022 compared to the same period in the prior year. We recognized approximately $0.8 million and $2.4 million of stock-based compensation in general and administrative expense during the nine months ended August 31, 2022 and 2021, respectively. Additionally, we incurred less costs from marketing, legal and other professional services during the nine months ended August 31, 2022 compared to the same period in the prior year.

Interest expense

The following table summarizes interest expense incurred during the nine months ended August 31, 2022 and 2021, respectively (amounts are rounded to nearest thousand):

	For the nine months ended
	August 31, 2022	August 31, 2021
Interest expense based on the coupon interest rate of the outstanding debt	$177,000	$46,000
Accretion of debt discount	921,000	188,000
Other	10,000	—
Total interest expense	$1,108,000	$234,000

The Company sold additional convertible debentures since September 2021, which resulted in the embedded derivative liabilities and corresponded debt discount increased during the nine months ended August 31, 2022. Due to the increased amount of debt discount, the change in the accretion of the debt discount was significantly increased as well during the nine months ended August 31, 2022 compared to the same period in the prior year.

Change in fair value of derivatives

We recognized a gain and loss of approximately $264,000 and $129,000, resulting from the change in fair value of embedded contingent put options in convertible notes and warrant liability during the nine months ended August 31, 2022 and 2021, respectively. The fluctuation is mainly due to the increased amount of outstanding convertible notes in 2022 and derivative liabilities due the sequencing policy, and change of our stock price during the reporting periods.

Loss on debt extinguishment

We recognized a loss of approximately $384,000 and $41,000 due to the exchange of outstanding debentures for shares of common stock during the nine months ended August 31, 2022 and 2021, respectively.

Settlement of registration liability

During the nine months ended August 31, 2022, we entered into a Mutual Release Agreement with a holder of our convertible note, pursuant to which, the holder agreed to add the $241,875 registration payment liability to the outstanding principal amount. We recognized a loss of $241,875 in settlement of the registration liability for the nine months ended August 31, 2022.

Net loss

During the nine months ended August 31, 2022 and 2021, we incurred net losses of approximately $4.4 million and $6.2 million, respectively. We expect to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and to implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying condensed consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established an ongoing source of significant revenues and must cover our operating costs through debt and equity financings to allow us to continue as a going concern. We had approximately $138,000 in cash as of August 31, 2022. Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

Our primary requirements for liquidity are to fund our working capital needs, capital expenditures and general corporate needs. Our ongoing capital expenditures are principally related to expanding revenue generating sales efforts and ongoing research and development costs. We estimate our capital expenditures will be approximately $7.7 million for the next 18 months period.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the nine months ended
	August 31, 2022	August 31, 2021
Net cash (used in) provided by:
Operating activities	$(726,212)	$(2,742,181)
Financing activities	520,030	2,716,250
Net decrease in cash	$(206,182)	$(25,931)

Net Cash Used in Operating Activities

During the nine months ended August 31, 2022, operating activities used $0.7 million of cash, resulting from a net loss of $4.4 million and gain from change in fair value of derivatives of $0.3 million, partially offset by $0.8 million of share-based compensation, settlement on registration liability of approximately $0.2 million, loss on debt extinguishment of approximately $0.4 million, and non-cash interest expense resulting from accretion of debt discounts of $0.9 million and changes in our operating assets and liabilities of approximately $1.5 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended August 31, 2022 and 2021 was $0.5 million and $2.7 million, respectively. The net cash provided in the 2022 period relates to proceeds received from the issuance of common stock and warrant, debentures, warrants modification and cash advances. The net cash provided in the 2021 period relates to proceeds received from the issuance of common stock and debentures.

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

As previously reported, on July 12, 2022 we were notified that WSI PBG, LLC (“WSI”) filed a complaint against us seeking to recover $196,216 in unpaid consulting fees, plus costs and expenses of litigation.  We elected not to litigate this suit so as not to increase its liability exposure.  Not unexpectedly, on August 24, 2022, WSI obtained a judgment against us in the amount of $203,784.  We are exploring its options in addressing this judgment, including terms of settlement that would result in a satisfaction of this Judgment over a limited period of time.

On July 19, 2022, we received notice that the Activus Group (“Activus”) filed a complaint for fees it alleges are due in the amount $129,600 plus fees and expenses for consulting services provided by Activus as a result of an agreement between the parties. We have not filed an answer and are currently determining our next steps in settlement.

On August 15, 2022, we received notice that another of its unpaid contractors, Diligent Health Solutions, LLC. (“DHS”), had filed suit against the Company seeking $106,000 in unpaid consulting fees.  Here, too, we elected not to litigate this suit so as not to increase its liability exposure.  As a result of the foregoing, DHS obtained a default judgment against us in the amount of $111,000.  We are exploring its options in addressing this judgment, including terms of settlement that would result in a satisfy of this Judgment over a limited period of time.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the three months ended		For the nine months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Consulting and legal expenses	$117,500	$105,000	$327,500	$315,000

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of August 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our lack of segregation of duties, lack of in-house personnel with sufficient experience with U.S. GAAP to address the accounting for complex financial instruments, and lack of oversight over our external financial reporting and internal controls are deficiencies which, in combination, could reasonably result in a material misstatement of the Company’s annual or interim financial statements that may not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, on July 12, 2022 the Company was notified that WSI PBG, LLC (“WSI”) filed a complaint against the Company seeking to recover $196,216 in unpaid consulting fees, plus costs and expenses of litigation.  The Company elected not to litigate this suit so as not to increase its liability exposure.  Not unexpectedly, on August 24, 2022, WSI obtained a judgment against the Company in the amount of $203,784.  The Company is exploring its options in addressing this judgment, including terms of settlement that would result in a satisfaction of this Judgment over a limited period of time.

On July 19, 2022, we received notice that the Activus Group (“Activus”) filed a complaint for fees it alleges are due in the amount $129,600 plus fees and expenses for consulting services provided by Activus as a result of an agreement between the parties. We have not filed an answer and are currently determining our next steps in settlement.

On August 15, 2022, the Company received notice that another of its unpaid contractors, Diligent Health Solutions, LLC. (“DHS”), had filed suit against the Company seeking $106,000 in unpaid consulting fees.  Here, too, the Company elected not to litigate this suit so as not to increase its liability exposure.  As a result of the foregoing, DHS obtained a default judgment against the Company in the amount of $111,000.  The company is exploring its options in addressing this judgment, including terms of settlement that would result in a satisfy of this Judgment over a limited period of time.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 13, 2022, we issued 1,051,376 shares of Common Stock for dividends payment on preferred stock.

On August 24, 2022, we issued 300,000 commitment shares to an accredited investor.

During August 2022, we issued 7,619,012 shares of Common Stock upon the conversion of $270,000 Series B preferred stock.

Between July and August 2022, we issued 6,447,571 shares of Common Stock upon the conversion of approximately $218,000 convertible notes and accrued interest.

On August 24, 2022, we issued 1,748,560 shares of Common Stock in exchange for services rendered by third parties.

On September 2, 2022, we issued 3,765,517 shares of Common Stock for dividends payment on preferred stock.

On September 12, 2022, we issued 3,042,552 shares of common stock to convert $62,000 outstanding debt and interest.

On October 4, 2022, we issued 6,145,251 shares of Common Stock upon the conversion of $110,000 Series B preferred stock.

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

Q BIOMED INC.
Dated: November 3, 2022	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer