Form 10-K
period 2022-11-30
Q BioMed Inc.
filed 2023-05-26
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2022

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold:  $1,300,000 as of May 24, 2023.

As of May 24, 2023, there were 144,094,531 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE

We note that this annual report does not meet fully the requirements of annual reports as required by Form 10-K. Particularly, we note that the financial statements included in this Form 10-K have not been audited and no audit report regarding such financial statements have been included herein. These are not the type of financial statement that an investor would expect to see from a company that has had its financial statements audited by an independent accounting firm per the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. This annual report is unaudited, incomplete and should not be relied upon as accurate, timely or fit for any purpose. Although the Company intends to amend this annual report as soon as practicable and invites any inquiries to be directed to Company management, it may not be able to ever amend this annual report.

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

FORM 10-K

For the fiscal year ended November 30, 2022

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

Currently, we have a portfolio of five therapeutic products, including an FDA approved radiopharmaceutical for metastatic bone cancer pain (Strontium-89 and MetastronTM) and three development stage products: QBM-001 for rare pediatric non-verbal autism spectrum disorder, Uttroside-B for liver cancer, and the MANNIN Platform starting with MAN19 for Acute Respiratory Distress Syndrome caused by infectious diseases like COVID19. The MANNIN platform has several potential therapeutics in development in various indications, including vascular (glaucoma, Cystic kidney disease) and infectious diseases. The infectious diseases the Mannin drug platform may ultimately treat include influenza, COVID-19, Ebola and others. We recently converted our license and joint development agreement with Mannin into an equity stake in Mannin. This is now an asset we believe will grow significantly as they approach milestones and potentially their own IPO in a few years.

In 2020, we began generating revenue from our Strontium-89 product for pain palliation in bone metastases. We are exploring a therapeutic expansion post-marketing clinical trials or data aggregation for Strontium-89. We intend to advance our QBM-001 asset to address a non-verbal learning disorder in autistic children and are assessing additional technologies to focus our pipeline in the rare disease space to complement our orphan drug designated liver cancer drug candidate and the rare autism spectrum program. Mannin intends to file investigational new drug applications or equivalent in 2023 with the Canadian regulators for MAN-19 for Acute Respiratory Diseases Syndrome (caused by COVID-19). Additional Mannin indications will also be advanced towards clinical trials for other vascular diseases.

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

Our Research and Development Activities

As a biomedical acceleration and development company, research and development is a core aspect of our business. In the fiscal years ended November 30, 2022 and 2021, we incurred approximately $137,000 and $1.1 million, respectively, in research and development activities.

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

On February 13, 2020, we launched our FDA approved non-opioid drug Strontium-89 (Strontium Chloride Sr-89 Injection, USP) which has been shown to relieve the persistent pain associated with cancer that has metastasized to bone. In several multicenter, placebo-controlled trials in cancer patients with persistent pain after external beam radiation therapy for bone metastases, pain relief occurred in more patients treated with a single injection of Strontium-89 than in patients treated with an injection of placebo, with a greater percentage of patients experiencing pain scores of zero with no use of rescue opioid analgesics. Median duration of pain palliation has been shown to be 2 to 5 months. Strontium-89 can be re-dosed every 90 days.

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

Through our US distribution partner, Jubilant RadiopharmaTM, we have the capability to reach patients in all 50 states. Our contract manufacturing facility, which is FDA approved to manufacture Strontium-89, is manufacturing commercial-scale quantities on a regular schedule. COVID-19 restrictions on hospital access, people and supply chains slowed our commercial rollout substantially. Any expired and scrapped inventories have been written off. We are fully commercial ready in terms of product availability, infrastructure and distribution and expect to have a meaningful sales revenues 22 once funding is available.

We plan to launch the Strontium-89 in global markets, including Europe, as we navigate the regulatory approval process, and we have already seen interest from this region. With the necessary funding, we also plan to undertake further research for Strontium-89 for potential label extension into therapeutic use for survival benefit in metastatic bone cancer through a Phase IV study as well as to explore combination studies for enhancing the value proposition of the drug through better outcomes.

We have commercial infrastructure set-up, including medical information and pharmacovigilance, government contracting and marketing plans.  We have a distribution partnership with Jubilant Radiopharma who have all the capabilities we require to access the U.S. market, including warehousing/inventory management, invoicing and customer service/ordering. Jubilant also has a sales team that calls on major providers, a national network of nuclear pharmacies in the United States and distribution and coverage throughout the United States.

The global demand for access to generic drugs and non-opioid therapies has given Q BioMed access to a global market we continue to be extremely excited about its prospects to re-establish a deserved niche in the late stage cancer treatment landscape.

Mannin Research Inc.

On October 29, 2015, we entered into a Patent and Technology License and Purchase Option Agreement, as amended in March 2019, with Mannin Research Inc. (Mannin) whereby we were granted a worldwide, exclusive license on, and option to acquire, certain Mannin intellectual property, or IP, within a four-year term. Under the 2019 amendment, the option to acquire was extended to October 29, 2021 and is now expired. On September 1, 2020, we further amended the license agreement allowing Mannin to grant an exclusive license to Mannin GmbH (its wholly owned German subsidiary) in order fully take advantage of the German government grant to Mannin. We have subsequently conversted our rights under the Agreements into a 15% equity stake with a $20M royalty on sales of its products.

The Mannin IP and Tie2 platform technology was initially focused on developing a first-in-class eye drop treatment for glaucoma, but was shifted in 2020 to quickly advance a therapeutic for acute respiratory distress syndrome (ARDS) that causes the most severe COVID19 infections to require intubation, ICU and poor outcomes. The technology platform may be expanded in scope beyond ophthalmological uses and may include cystic kidney disease, cardiovascular diseases and infectious disease. This platform technology has application in many disease states that result in ‘leaky’ vessels and the inefficient flow of fluids, like COVID-19. The total addressable market for these indications is in excess of $150 billion a year. During the years ended November 30, 20222 and 20211, we respectively incurred approximately $0.12 and 1.1 million of research and development expenses under our license with Mannin.

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

The MAN-19 therapeutic is a recombinant fusion protein that treats the patient, instead of targeting the virus. It is not a cure for COVID-19, but it strengthens a patient’s blood vessels and protects them against ARDS, breathing problems, sepsis and other infections that may cause the body’s organs to begin shutting down. It is designed to keep COVID-19 patients out of the ICU and off a ventilator. Initial manufacturing and preclinical testing has shown promise, and pending upcoming toxicology testing, the drug is poised for clinical trials to start in 2023. If the drug proves both safe and effective, our goal is to have it available for emergency use by patients by early 2024. The next steps are to complete the final toxicology studies, data aggregation and achieve approval of a Phase 1 clinical trial. The market for this kind of treatment in the current pandemic climate is substantial and global. As a result, there is a need to develop more effective treatments. We believe that this technology will play a role in the broader treatment landscape and not only for COVID-19, but also for other infectious diseases that cause ARDS. The Canadian government has named Mannin as one of a handful of companies to qualify for government grant funding under their Strategic Innovation Fund for in country biomanufacturing capabilities and as such Mannin can expect to receive in excess of $150M through this program as it scales up its manufacturing and facility expansion to cater for the Canadian population demand for therapeutics and vaccines.

MAN-01 and GDF15

There are over 60 million patients worldwide with primary open-angle glaucoma. MAN-01 aims to reduce the pressure build-up in the eye by assisting with, and correcting, drainage problems in tiny vessels in the eye called the Schlemm’s Canal. MAN-01 is being designed to target these unique and extremely important vessels, as over 70% of all fluid in the eye flows through the Schlemm’s Canal. Currently, the MAN-01 program is finalizing its preclinical lead candidate optimization by completing a series of ophthalmic in vivo studies to demonstrate efficacy. After successful completion of the in vivo studies, Mannin Research will begin preparing for preclinical toxicology and filing of its IND. Our research shows that the drug’s mechanism of action may ameliorate vessel damage in several other diseases such as: kidney disease, cardiovascular disease, and against infectious diseases, such as influenza and the current COVID-19 outbreak. We believe these programs comprise a multi-disease platform technology that has several valuable applications. Adding the GDF15 biomarker to our portfolio is a significant step to securing a unique product offering that put precision medicine and patient specific treatment in the hands of clinicians. GDF15 is a companion diagnostic marker to the MAN-01 drug for determining the severity of glaucoma using the expression levels of Growth Differentiation Factor 15 (GDF15). Determining the severity of glaucoma using this biomarker will aid in treatment decisions for patients diagnosed with, and being treated for, glaucoma. Recent buyouts in the Biotechnology space has us believing that large pharma companies could be looking for valuable assets like this with multiple downlines because of expiring patient protection on current drugs. Our collaborators at the Washington University in St. Louis are currently examining the effectiveness of GDF15 as a clinical biomarker in a clinical trial. In parallel, Q BioMed and Mannin Research are working with the Biointerfaces Institute at McMaster University in Ontario, Canada to develop a GDF15 biomarker diagnostic kit for monitoring glaucoma severity and progression. The aim is to develop a simple integrated diagnostic test that can be performed at a physician’s office with no external, expensive equipment. QBioMed owns the exclusive license to the GDF15 IP from Washington University.

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

As it is not feasible to use the plant as the source for a drug, we successfully synthesized the molecule thereby creating an exact replica of the naturally occurring chemical compound. In a joint research program with India-based Chemveda Life Sciences in 2017, we initiated this very complex and challenging synthesis program. After 2 years, the exceptional chemists at Chemveda and our scientists, succeeded. The synthetic molecule has now been tested in comparison to the original plant molecule and the results confirm the same efficacy against the same liver cancer cell lines. We are now optimizing the synthesis of the molecule and are conducting free clinical testing on the initial output from that process and are preparing to advance this into a preclinical program. Due to lack of funding no additional capital has been deployed to this program ring the year ended November 30, 2022.

Note on COVID-19

To date, the COVID-19 pandemic has materially affected our Strontium-89 commercializing effort.  The Pandemic impacted how patients and physicians interact and our ability to connect with our physician customers and clinic administrators and various government regulators was severely limited and has delayed our entry into the market. Any expired and scrapped inventories have been written off.

With respect to COVID-19 and Acute Respiratory Distress syndrome, we are working with Mannin on developing a potential treatment. It is in the early stages of development but could prove to be an important tool in treating several infectious diseases that result in respiratory complications. Mannin Research, has received requests from, and submitted responses to, governmental organizations worldwide and philanthropic groups for information about the potential use of its biologic treatment for COVID-19. The potential treatment is based on the understanding that vascular leakage is a key driver of organ injury in diseases such as Acute Respiratory Distress Syndrome (ARDS) caused by viruses, including COVID-19. The Angiopoietin-Tie2 signaling pathway for the treatment of vascular permeability associated with pulmonary edema from respiratory infections like COVID-19, but also ARDS, SARS, seasonal Influenzas and others. There were 45 million symptomatic flu cases, 810,000 hospitalizations and 61,000 deaths – in the United States alone during the 2017-2018 flu season, according to the CDC. We are in the late stages of investigations and preclinical evaluation of this potential drug and are collaborating with others on a global basis to advance this program as rapidly as possible. COVID-19 variants continue to evolve and cause concern and demonstrate the need for a non-variant specific treatment. We also believe it could be utilized for seasonal influenzas and future similar pandemic viral threats as a stockpile drug.

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

We hold a license to all intellectual property related to our licensed the drug candidates. We own the intellectual property four our SR89, our generic Strontium-89 Chloride product candidate for metastatic cancer bone pain therapy, and MetastronTM, our branded Strontium-89 Chloride product candidate for metastatic cancer bone pain therapy. We are not subject to a license for QBM-001, the combination drug candidate related to a nonverbal disorder associated with autism. We have received patents for our liver cancer drug candidate in several jurisdictions including Japan, Canada, Europe and the United States.

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

Product Liability and Insurance

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and the eventual sale and use of any product candidates, and claims could be brought against us if use or misuse of one of our product candidates causes, or merely appears to have caused, personal injury or death. While we have and intend to maintain product liability insurance relating to our clinical trials, our coverage may not be sufficient to cover claims that may be made against us and we may be unable to maintain such insurance. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources or destroy the prospects for commercialization of the product which is the subject of any such claim. We are unable to predict if we will be able to obtain or maintain product liability insurance for any products that may be approved for marketing. Additionally, we have entered into various agreements where we indemnify third parties for certain claims relating to our product candidates. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications. We had product liability insurance in place at the time of product launch.

Employees

As of May 24, 2023, we had seven consultants and management consultants, two of whom we consider full time and five of whom we consider part time.

ITEM 1A. RISK FACTORS

Although risk factors are not required for smaller reporting companies, we stress the following risk:

We note that this annual report does not meet fully the requirements of annual reports as required by Form 10-K. Particularly, we note that the financial statements included in this Form 10-K have not been audited and no audit report regarding such financial statements have been included herein. Although we believe that these financial statements satisfy the current public information requirements of Rule 144(c)(2), these are not the type of financial statement that an investor would expect to see from a company that has had its financial statements audited by an independent accounting firm per the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. This annual report is unaudited, incomplete and should not be relied upon as accurate, timely or fit for any purpose. Although the Company intends to amend this annual report as soon as practicable and invites any inquiries to be directed to Company management, it may not be able to ever amend this annual report.

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

On July 19, 2022, we received notice that the Activus Group (“Activus”) filed a complaint for fees it alleges are due in the amount$129,600 plus fees and expenses for consulting services provided by Activus as a result of an agreement between the parties. We have not filed an answer and are currently determining our next steps in settlement.

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

	High Bid	Low Bid
Fiscal Year 2022
February 28, 2023	$0.015	$0.012

Fiscal Year 2022
November 30, 2022	$0.019	$0.014
August 31, 2022	$0.032	$0.026
May 31, 2022	$0.109	$0.09
February 28, 2022	$0.324	$0.27

Fiscal Year 2021
November 30, 2021	$0.90	$0.45
August 31, 2021	$0.99	$0.66
May 31, 2021	$1.25	$0.89
February 29, 2021	$1.59	$0.90

The last reported sales price for our shares on the OTCQB as of May 24, 2023, was $0.01 per share. As of May 24, 2023, we had approximately 54  shareholders of record and an estimated 6000 round lot shareholders.

Preferred Stock

We are authorized to issue shares of preferred stock. We currently have outstanding:

●	227,998 shares of Series A Preferred Shares with a nominal liquidation value of $10.00 that are convertible into shares of our common stock at $1.00 per share; and
●	296,000 shares of Series B Preferred Shares with a nominal liquidation value of $10.00 that are convertible into shares of our common stock at the lower of: (a) $2.70 or (b) 93% of the average of the four lowest daily VWAPs during the 10 consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than $0.35.
●	1,000,000 Series C Preferred Shares with a nominal conversion value of $0.05 per share. The shares not convertible for 5 years from designation and then at higher of (a) 110% of the volume weighted average price of the Common Stock on the Trading Day immediately prior to the filing of this Certificate of Designation or within the 5 years at (b) 110% of (i) the initial public offering price if such conversion occurs in connection with a listing on a national securities exchange

There is no public market for our preferred shares. For a more complete summary of our preferred shares, see Note 10 “Stockholders’ Deficit” in our audited financial statements included in this report.

Holders

As of May 24 2023, we had 144,094,531 shares of $0.001 par value common stock issued and outstanding. Our Transfer Agent is VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598, Phone: (212) 828-8436.

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

On September 7, 2022, we issued 3,765,517 shares of Common Stock for services rendered by third parties.

On September 12, 2022, we issued 3,042,552 shares of Common stock upon the conversion of $57,000 of convertible notes and accrued interest.

On October 4, 2022, we issued 3,515,302 shares of Common Stock upon the conversion of $43,000 of convertible notes and accrued interest.

On October 8, 2022, we issued 3,765,517 shares of Common Stock upon the conversion of $40,000 of convertible notes and accrued interest.

On October 8, 2022, we issued  6,918,238 shares of Common Stock for services rendered by third parties.

On November 7th 2022 we issued 3,515,302 shares of common stock upon the conversion of $43,383 of convertible notes and accrued interest.

On November 8th 2022 we issued 6,918,238 shares of common stock upon the conversion of $110,000 of preferred series B stock.

On November 9th 2022 we issued 3,576,435 shares of common stock upon the conversion of $46,479 of convertible notes and accrued interest.

On December 12th 2022 we issued 4,077,094 shares of common stock upon the conversion of $44,348 of convertible notes and accrued interest.

On December 22nd 2022 we issued 3,564,832 shares of common stock upon the conversion of $39,569 of convertible notes and accrued interest.

On January 4 2023 we issued 2,817,039 shares of common stock upon the conversion of $26,769 of convertible notes and accrued interest.

On January 6 2023 we issued 3,048,780 shares of common stock upon the conversion of $25,000 of convertible notes and accrued interest.

On January 13 2023 we issued 3,174,603 shares of common stock upon the conversion of $20,000 of convertible notes and accrued interest.

On January 20 2023 we issued 4,679,501 shares of common stock upon the conversion of $32,288 of convertible notes and accrued interest.

On January 24 2023 we issued 4,111,8429 shares of common stock upon the conversion of $25,082 of convertible notes and accrued interest.

On January 26 2023 we issued 5,084,746 shares of common stock upon the conversion of $30,000 of convertible notes and accrued interest.

On February 3 2023 we issued 4,540,772 shares of common stock upon the conversion of $25,882 of convertible notes and accrued interest.

On February 7 2023 we issued 2,639,237 shares of common stock upon the conversion of $16,100 of convertible notes and accrued interest.

On February 13 2023 we issued 5,869,163 shares of common stock upon the conversion of $27,000 of convertible notes and accrued interest.

On February 13 2023 we issued 5,982,513 shares of common stock upon the conversion of $32,305 of convertible notes and accrued interest.

On February 14 2023 we issued 5,212,174 shares of common stock upon the conversion of $24,000 of convertible notes and accrued interest.

On February 22 2023 we issued 4,964,194 shares of common stock upon the conversion of $18,860 of convertible notes and accrued interest.

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

Our intent is to monetize the current pipeline and build a platform for future growth. There are 4 areas of focus:. commercial product revenue growth, partnerships, joint venture equity value and future development platform.

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

Partnership Opportunities

UTTROSIDE B - Liver Cancer Chemotherapeutic

Along with our developmental partners, we are advancing an innovative treatment for liver cancer, a disease indication that currently has a high unmet need. This molecule was identified in India, traditionally used to treat liver ailments. Subsequent research on that isolated molecule showed promising data, indicating that the molecule was more cytotoxic, killing cancer cells more effectively, in liver cancer cells lines than the current first line liver cancer chemotherapeutic. We have advanced this from a naturally occurring unsustainable plant product to a commercially viable and scalable synthetic drug candidate. This provides an opportunity to partner this asset with a larger oncology focused institution. Currently, there are only two approved first-line liver cancer therapies. We have received Orphan Drug Designation, and we are now preparing to advance this toward clinical partnership. We have been successfully prosecuting our patent portfolio and have received patents or notice of allowance in several countries including Japan, Canada, USA and just recently Europe. We are looking for clinical partnerships to advance this product towards the patients that need it.

Development Platform - Rare Disease Focus

During 2023 we will focus our future development platform on the Rare Disease Space. This focuses our resources on an area in which we already have a presence. Our liver cancer drug candidate, Uttroside B, has already received Orphan Drug Designation. We expect to partner this asset in 2023 and will grow our development platform through in-licensing or acquisition once we have the capital to do so.

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

Historical Pipeline Overview

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

The MAN-19 therapeutic is a recombinant fusion protein that treats the patient, instead of targeting the virus. It is not a cure for COVID-19, but it strengthens a patient’s blood vessels and protects them against ARDS, breathing problems, sepsis and other infections that may cause the body’s organs to begin shutting down. It is designed to keep COVID-19 or other ARDS patients out of the ICU and off a ventilator. Pending upcoming toxicology testing, we believe that clinical trials for the drug will start in 2023. If the drug proves both safe and effective, our goal is to have it available for use by patients by mid 2024.

The market for this kind of treatment in the current and future pandemic climate is substantial and global. COVID-19 is not going away any time soon. As a result, there is a need to develop more effective treatments. We believe that this technology will play a role in the broader treatment landscape and not only for COVID-19, but also for other infectious diseases that cause ARDS.

GDF 15 Diagnostic for Glaucoma – In Clinical Trial and Product Development and FDA approval anticipated early 2022

In early 2019, we licensed a diagnostic biomarker known as GDF-15 for determining the severity of glaucoma from Washington University in St. Louis. GDF-15 is a perfect companion diagnostic for the MAN-01 and MAN-11 drugs, as well as a novel tool for practicing ophthalmologists and drug developers, because it is designed to assess the efficacy of the treatment or disease progression in their practice. This product represents a unique opportunity, and we believe that current clinical trials are yielding promising results. In partnership with Mannin Research Inc. and McMaster University, we are nearing the completion of development of an in-vitro-diagnostic (IVD) with both point-of-care (detection in a doctor’s office) as well as an external laboratory-based detection (i.e. for use in existing CLIA laboratories using existing diagnostic equipment). With appropriate funding, we anticipate completion of the IVD device and submission to the FDA (510K) for in vitro diagnostic approval.

UTTROSIDE B - Liver Cancer Chemotherapeutic

Along with our developmental partners, we are advancing an innovative treatment for liver cancer, a disease indication that currently has a high unmet need. Currently, there are only two approved first-line therapies.  Uttroside-B was discovered in the leaf of the Black Nightshade plant in India. As it is not feasible to use the plant as the source for a drug, we successfully synthesized the molecule thereby creating an exact replica of the naturally occurring chemical compound. We have received several patents for this drug candidate and Orphan Drug Designation from the FDA.

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

We believe we have significant value in our commercial and pipeline assets and we are seeking partnership and the requisite funding in order to fully realize the value therein.

Financial Overview

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Intangible Assets

Intangible assets subject to amortization include acquired intellectual property for a marketable product acquired in November 2018.

The intellectual property is being amortized over the estimated life remaining at the time of acquisition, which is 10 years.

Intangible assets are monitored for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable and are also reviewed annually to determine whether any impairment is necessary. Management has assessed the economic life of our Metastron asset to be at least equal to its remaining use life of eight years. As such, management modelled the recoverability test using seven years of estimated future cash flows. Based on this projection, the $350,000 net carrying value of our Metastron asset is fully recoverable and therefore there was no impairment loss as of November 30, 2023 and 2022.

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

Results of Operation for the years ended November 30, 2022 and 2021

	For the twelve months ended
	November 30, 2022	November 30, 2021
Net Sales	$284,352	$195,597
Cost of sales	293,340	246,846
Gross loss	(8,988)	(51,249)
Operating expenses:
General and administrative expenses	3,311,249	6,263,475
Research and development expenses	125,378	1,073,841
Total operating expenses	3,436,628	7,337,316
Loss from operations	(3,445,616)	(7,388,565)
Other (income) expenses:
Interest expense	1,384,465	506,922
Change in fair value of derivatives	(273,782)	304,153
Loss on debt extinguishment	384,311	40,910
Loss on issuance of convertible note	12,809	—
Settlement of registration liability	241,875	—
Total other (income) expenses	(1,393,523)	851,985
Net loss	(2,052,093)	(8,240,550)

Net Sales

During the year ended November 30, 2022 and 2021, we recognized approximately $271,000 and $196,000 of revenue from sales of Strontium89, respectively. This increase was due to more doses being sold during the year ended November 30, 2022, compared to the prior year.

Cost of Sales

During the year ended November 30, 2022, we recognized approximately $293,000 in cost of sales. These costs were related to raw materials cost, manufacturing cost, distribution cost and write-offs of expired inventory.

During the year ended November 30, 2021, we recognized approximately $247,000 in cost of sales. These costs were related to raw materials cost, manufacturing cost and distribution cost.

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to significantly less stock-based compensation recognized in the year ended November 30, 2022, compared to the 2021 fiscal year. In addition, the common stock price traded relatively higher in 2021 compared to 2022.

Interest expense

The following table summarizes interest expense incurred during the year ended November 30, 2022 and 2021, respectively (amounts are rounded to nearest thousand):

	For the Years ended
	November 30, 2022	November 30, 2021
Interest expense based on the coupon interest rate of the outstanding debt	$252,000	$96,000
Accretion of debt discount	1,073,000	408,000
Other	60,000	3,000
Total interest expense	$1,385,000	$507,000

Change in fair value of embedded derivatives

We recognized a gain of approximately $274,000 and a loss of approximately $304,000 resulting from the change in fair value of embedded contingent put options in convertible notes during the years ended November 30, 2022 and 2021 respectively. The fluctuation is mainly due to the change in stock price during the reporting periods.

Loss on debt extinguishment

We recognized a loss of approximately $384,000 and $41,000 due to the conversion of outstanding debentures into shares of common stock during the year ended November 30, 2022 and 2021, respectively.

Net loss

During the years ended November 30, 2022 and 2021, we incurred net losses of approximately $ 2.1 million and $8.2 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and to implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established a significant ongoing source of revenues and must cover our operating through debt and equity financings to allow us to continue as a going concern. We had approximately $50,000 in cash as of November 30, 2022. Our ability to continue as a going concern depends on our ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the twelve months ended
	November 30, 2022	November 30, 2021
Net Cash (used in) provided by
Operating activities	$1,941,404	$(4,302,036)
Investing activities	(3,143,201)	—
Financing Activities	907,761	4,468,900
Net (decrease) increase in cash	(294,036)	166,864

Net cash used in operating activities was approximately $1.2 million for the year ended November 30, 2022, as compared to approximately $4.3 million for the year ended November 30, 2021. During the year ended November 30, 2022, operating activities proveded $1.9 million of cash, resulting from a net loss of $2.1 million, partially offset by loss on debt extinguishment of $384,000, loss on issuance of convertible note of $13,000, settlement on registration liability of $242,000, shared based compensation related to stock options modification of $212,000, share based compensation related to warrants modification of $300,000, share based compensation for services of $392,000, amortization expense of $50,000, and non-cash interest expense resulting from accretion of debt discounts of $0.9 million, offset by change is fair value of derivatives of $273,000 and changes in our operating assets and liabilities of approximately $1.8 million. During the year ended November 30, 2021, net cash used in operating activities results from the net loss of approximately $8.2 million for the year ended November 30, 2021, partially offset by $2.3 million of share-based compensation, change in fair value of embedded conversion options of $0.3 million, loss on extinguishment of debt of $41,000, and non-cash interest expense resulting from accretion of debt discounts of $0.4 million and changes in our operating assets and liabilities of approximately $0.8 million.

Net cash used by investing activities was approximately $3.1 million which relates to the investment in Mannin.

Net cash provided by financing activities was approximately $910k for the year ended November 30, 2022 as compared to approximately $4.5million for the year ended November 30, 2021. During the year ended November 30, 2022, net cash provided by financing activities relates to proceeds received from the issuance of common stock and debentures, cash advances and proceeds received for warrants modification. During the year ended November 30, 2021, net cash provided by financing activities relates to proceeds received from the issuance of common stock and debentures and is offset by the repayment of notes to related parties.

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

Lease Agreement

In December 2016, we entered into a lease agreement for office space located in Cayman Islands for $30,000 per annum. The initial term of the agreement ended in December 2019 and has been further renewed in 2023 for another three years, at a reduced rate of $15000 per year. This agreement does not identify a specific asset and does not convey the use of substantially all of the shared office capacity. As such, this agreement does not contain a lease under ASC 842. We recognize monthly license payments as incurred over the term of the arrangement.

Rent expense is classified within general and administrative expenses on a straight-line basis and included in the accompanying Consolidated Statements of Operations as follows:

	For the year ended November 30,
	2022	2021
Rent expense	$30,000	$30,000

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

During the years ended November 30, 2022 and 2021, we incurred approximately $180,000 million and $0.8 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Consolidated Statements of Operations as follows:

	For the Years ended
	November 30,	November 30,
	2022	2021
Consulting and legal expenses	$308,833	$420,000

On May 29, 2022 the company issued 250,000 shares at a nominal value of 10c per share to Mr Rosenstadt , the company’s Chief Legal Officer and director, in lieu of cash for his monthly services.

On, May 29, 2022 the company issued 200,000 shares at a nominal value of 10c per share to Mr Corin, the company’s Chief Executive Officer, as partial payment of his monthly salary in lieu of cash.

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

As required by the SEC Rules 13a-15(b) and 15d-15(b), an evaluation is required to be carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below, including the lack of audited financial statements in this annual report.

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

2.	We do not have in-house personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions. These functions have been outsourced.
3.	We have determined that oversight over our external financial reporting and internal control over our financial reporting is ineffective as we do not have an audit committee in place.
4.	We have not had our independent accountants audit our financial statements for the year ended November 30, 2022 and provide us with a report for such audit.

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

			Held
			Position
Name	Age	Position	Since
Denis Corin	50	Chief Executive Officer and Director (Chairman)	2015

William Rosenstadt	54	Chief Legal Officer and Director	2015

Rick Panicucci	62	Director	2018

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

Dr. Panicucci received his Ph.D. in Physical Organic Chemistry at the University of Toronto and has two postdoctoral fellowships at the University of California at Santa Barbara and the Ontario Cancer Institute. Dr. Panicucci will continue advise on the scientific and commercial development of our MAN-01 glaucoma drug with Mannin Research Inc. He will also now provide insight and guidance on all our pipeline assets.

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

Summary Compensation Table

The following table sets forth information concerning all cash compensation awarded to, earned by or paid to all individuals serving as the Company’s principal executive officers during the last two completed fiscal years ended November 30, 2022 and 2021, respectively and all non-cash compensation awarded to those same individuals in those time periods.

				Stock	Warrant	Options	All other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Awards ($)	compensations ($)	Total ($)
Denis Corin	2022	$300,000	$—	$—	$—	$—	$—	$300,000
Chief Executive Officer	2021	$300,000	$—	$—	$—	$72,000	$—	$372,000
William Rosenstadt	2022	$—	$—	$—	$—	$—	$300,000	$300,000
General Counsel and Director	2021	$—	$—	$34,825	$—	$72,000	$300,000	$406,825

(1)Mr. Denis Corin was appointed as Chief Executive Officer and Director on April 21, 2015.

(2)Mr. William Rosenstadt was appointed as Chief Legal Officer and Director on June 5, 2015.

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

	Amount
	and
	Nature of
	Beneficial	Deemed	Percent of		Percent of
Name and Address of Beneficial Owner	Owner (1)	Outstanding	Class (2)	Votes	voting rights
Directors and Officers:
Denis Corin (3)	38,525,133	177,427,864	21.7%	71,858,466	20.9%
William Rosenstadt (4)	37,388,704	177,427,864	21.1%	70,721,666	20.6%
Rick Panicucci (5)	475,000		0.001%		*0.0%

Directors and Officers as a Group (3 persons)	76,388,837	210,761,197	36.2%	145,580,704	41.4%

Major Stockholders:
Ari Jatwes (6)	35,533,333	177,427,864	20.0%	68,866,666	20.0%

*less than 1%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (1) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares. In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of May 24, 2022.

(2)	This percentage is based upon 144,094,531 shares of common stock and 1,000,000 Series C Pref Shares convertible into 200,000,000 common shares outstanding as of May 24, 2023 and any warrants exercisable by such person within 60 days of the date as of which the information is provided. The percentage is therefore based on 244,000,000 shares on a deemed converted basis.

(3)	In addition to 2,641,800 shares, includes shares underlying (i) 150,000 five-year warrants issued in July 2016 for director fees, (ii) 350,000 five-year warrants issued in June 5, 2017 as a bonus for officer services through the date thereof, (iii) 150,000 five-year options issued on June 5, 2017 for services as a director and officer through June 1, 2018, (iv) 150,000 five-year options issued in June 2018 for services as a director and officer through June 1, 2019, (v) 150,000 five-year options issued in June 2019 for services as a director and officer through June 1, 2020, all of which are exercisable within 60 days of the date as of which the information is provided, (vi) 750,000 five year warrants issued on February 2, 2020, (vii) 300,000 options issued on August 28, 2020, (viii) 500,000 options issued on October 27, 2020 and (ix) 50,000 options issued on November 26, 2021 and 333,333,333 pref C shares convertible into 33,333,333 common shares as of the closing price of $0.01 on May 24th. Each Pref C Share has 200 votes.

(4)	In addition to 926,910 shares, includes shares underlying (i) 250,000 five-year warrants issued in January 2016 to the law firm where Mr. Rosenstadt is a partner, (ii) 50,000 five-year warrants issued in July 2016 which were issued to the law firm where Mr.

Rosenstadt is a partner, (iii) 150,000 five-year warrants issued in July 15, 2016 for director fees through June 1, 2017, (iv) 350,000 five-year warrants issued in June 2017 as a bonus for officer services through the date thereof, (v) 150,000 five-year options issued on June 5, 2017 for services as a director and officer through June 1, 2018, (vi) 150,000 five-year options issued in June 2018 for services as a director and officer through June 1, 2019, (vii) 150,000 five-year options issued in June 2019 for services as a director and officer through June 1, 2020, all of which are exercisable within 60 days of the date as of which the information is provided, (vii) 173,641 options issued on October 16, 2019, (viii) 750,000 options issued on the February 10, 2020, (ix) 225,000 warrants issued on April 7, 2020, (x) 300,000 options issued August 28, 2020, (xi) 500,000 options issued on October 27, 2020 and (xii) 50,000 options issued on November 26, 2021. and 333,333,333 pref C shares convertible into 33,333,333 common shares as of the closing price of $0.01 on May 24th. Each Pref C Share has 200 votes.

(5)	Includes (i) 50,000 five-year warrants issued in September 2019 for director fees, (ii) 50,000 options issued in February 2018, (iii) 150,000 options issued in December 2019, (iv) 200,000 options issued in October 2020, and (v) 25,000 options issued on November 26, 2021.

(6)

In addition to 765,000 shares, includes shares underlying (i) 75,000 warrants issued in July 2016, (ii) 85,000 warrants issued in June 2017, (iii) 150,000 options issued in June 2017, (iv) 50,000 options issued in July 2018, (v) 50,000 options issued in September 2019, (vi) 300,000 warrants issued in February 2020, (vii) 200,000 options issued in August 2020, (viii) 500,000 options issued in October 2020 and (ix) 25,000 options issued on November 26, 2021. and 333,333,333 pref C shares convertible into 33,333,333 common shares as of the closing price of $0.01 on May 24th. Each Pref C Share has 200 votes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were approximately $308,333 and $420,000 for the year ended November 30, 2022 and 2021, respectively. In addition to the arrangements, discussed in the sections titled “Directors, Executive Officers & Corporate Governance” and “Executive Compensation”, we pay our securities counsel Ortoli Rosenstadt LLP, where our director William Rosenstadt serves as managing partner, a monthly fee of $25,000 and a per transaction fee on certain extraordinary transactions. We do not have any obligations outstanding to other persons who beneficially own more than 10% of our common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended November 30, 2022 and 2021 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP

SERVICES	2022	2021
Audit fees	$92,000	$61,000
Audit-related fees	—	—
Tax fees	$3,296	—
All other fees	—	—
Total fees	$95,296	$61,000

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

10.13	Securities Purchase Agreement in connection with our April 6, 2020 private placement of Preferred Shares filed as Exhibit 10.1 to our current report on Form 8-k filed on April 7, 2020
10.14	Registration Rights Agreement filed as Exhibit 10.2 to our current report on Form 8-k filed on April 7, 2020
10.15	Form of Securities Purchase Agreement entered into with the Selling Stockholders, filed as Exhibit 10.4 to our current report on Form 8-k filed on December 29, 2020
10.16	Securities Purchase Agreement, dated December 23, 2020, filed as Exhibit 10.1 to our current report on Form 8-k filed on December 29, 2020
10.17	Form of Debenture filed as Exhibit 10.2 to our current report on Form 8-k filed on December 29, 2020
10.18	Amendment Agreement, dated December 23, 2020, filed as Exhibit 10.3 to our current report on Form 8-k filed on December 29, 2020

10.19	Form of Securities Purchase Agreement with Selling Stockholders, filed as Exhibit 10.4 to our current report on Form 8-k filed on December 29, 2020
10.20	Form of Resale Warrant filed as Exhibit 10.5 to our current report on Form 8-k filed on December 29, 2020
10.21	Securities Purchase Agreement, dated February 12, 2021, filed as Exhibit 10.1 to our current report on Form 8-k filed on February 16, 2021
10.22	Form of Debenture filed as Exhibit 10.2 to our current report on Form 8-k filed on February 16, 2021
10.23	Amendment To Patent and Technology License and Purchase Option Agreement, dated March 26, 2019, among the Company and Mannin Research Inc.
31	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

Q BioMed Inc.

Date: May 26, 2023	By:	/s/ Denis Corin
	Name:	Denis Corin
	Title:	President, Chief Executive Officer and Acting Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Denis Corin	President, Chief Executive Officer and Director	May 26, 2023
Denis Corin	(Principal Executive Officer and Acting Principal Financial and Accounting Officer)

/s/ William Rosenstadt	Chief Legal Officer and Director	May 26, 2023
William Rosenstadt

	Director	May 26, 2023
Rick Panicucci

Q BIOMED INC.

Q BIOMED INC.

Consolidated Balance Sheets

	As of November 30,	As of November 30,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$49,973	$344,009
Accounts receivable	11,535	80,097
Inventory	—	22,253
Prepaid expenses and other current assets	10,808	13,121
Total current assets	72,316	459,480
Investment	3,143,201	—
Intangible assets, net	300,000	350,000
Total Assets	$3,515,517	$809,480

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,132,063	$1,345,319
Accrued expenses	1,545,052	954,309
Accrued expenses - related party	—	71,500
Accrued interest payable	254,686	70,677
Debt	4,109,981	3,053,037
Derivative liabilities	91,158	—
Total current liabilities	8,132,940	5,494,842
Total Liabilities	8,132,940	5,494,842

Commitments and Contingencies (Note 8)

Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of November 30, 2022 and 2021	—	—
Convertible Series A, 500,000 shares designated - 227,998 shares issued and outstanding at November 30, 2022 and 2021, respectively	2,160,916	2,161,195
Convertible Series B, 1,000,000 shares designated - 345,000 and 400,000 shares issued and outstanding at November 30, 2022 and 2021, respectively	2,874,623	3,915,512
Convertible Series C, 100,000,000 shares designated – 1,000,000 and no shares issued and outstanding at November 30, 2022 and November 30, 2021, respectively	50,000	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 84,328,041 and 28,647,788 shares issued and outstanding as of November 30, 2022 and 2021, respectively	84,328	28,648
Additional paid-in capital	56,308,513	53,335,901
Accumulated deficit	(66,095,802)	(64,126,618)
Total Stockholders' Deficit	(4,617,422)	(4,685,362)
Total Liabilities and Stockholders' Deficit	$3,515,517	$809,480

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statements of Operations

	For the years ended
	November 30, 2022
	(Unaudited)	November 30, 2021
Net Sales	$284,352	$195,597
Cost of sales	293,340	246,846
Gross loss	(8,988)	(51,249)
Operating expenses:
General and administrative expenses	3,311,249	6,263,475
Research and development expenses	125,378	1,073,841
Total operating expenses	3,436,628	7,337,316
Loss from operations	(3,445,616)	(7,388,565)

Other (income) expenses:
Interest expense	1,384,465	506,922
Change in fair value of embedded derivatives	(273,782)	304,153
Gain on Mannin conversion	(3,143,201)	—
Loss on debt extinguishment	384,311	40,910
Loss on issuance of convertible note	12,809	—
Settlement of registration liability	241,875	—
Total other expenses	(1,393,523)	851,985

Net loss	(2,052,093)	(8,240,550)
Accumulated dividend on convertible preferred stock	(473,831)	(500,724)
Deemed dividend for induced conversion of convertible preferred stock	(968,160)	—
Net loss attributable to common stockholders	$(3,494,084)	$(8,741,274)

Net loss per share - basic and diluted	$(0.08)	$(0.33)
Weighted average shares outstanding, basic and diluted	44,756,818	26,779,270

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statement of Changes in Stockholders’ Deficit

	For the Twelve Months Ended November 30, 2022
											Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of November 30, 2020	227,998	$2,161,980	503,134	$4,968,368	—	$—	23,816,489	$23,816	$47,656,423	$(55,886,068)	$(1,075,481)
Issuance of common stock for cash	—	—	—	—	—	—	100,000	100	99,900	—	100,000
Issuance of common stock and warrants for cash	—	—	—	—	—	—	1,213,333	1,213	908,787	—	910,000
Issuance common stock for dividend payment on preferred stock	—	(182,398)	—	(340,627)	—	—	533,610	534	522,491	—	—
Issuance of common stock to convert notes payable	—	—	—	—	—	—	945,631	946	702,668	—	703,614
Issuance of common stock to convert Series B preferred stock	—	—	(103,334)	(1,031,340)	—	—	1,245,089	1,245	1,030,095	—	—
Issuance cost related to issuance of convertible notes	—	—	—	—	—	—	35,000	35	34,790	—	34,825
Beneficial conversion feature related to convertible notes	—	—	—	—	—	—	—	—	290,967	—	290,967
Issuance of warrants in conjunction with convertible note	—	—	—	—	—	—	—	—	252,683	—	252,683
Accumulated dividend on preferred stock	—	181,613	—	319,111	—	—	—	—	(500,724)	—	—
Share based compensation for services	—	—	—	—	—	—	758,636	759	2,337,821	—	2,338,580
Net loss	—	—	—	—	—	—	—	—	—	(8,240,550)	8,240,550
Balance as of November 30, 2021	227,998	$2,161,195	400,000	$3,915,512	—	—	28,647,788	$28,648	$53,335,901	$(64,126,618)	$(4,685,362)
Issuance of common stock and warrants for cash	—	—	—	—	—	—	400,000	400	99,630	—	100,030
Cash proceeds from warrants modification	—	—	—	—	—	—	—	—	20,000	—	20,000
Issuance common stock for dividend payment on preferred stock	—	(182,399)	—	(292,600)	—	—	5,497,333	5,497	469,501	—	—
Issuance of common stock to convert Series B preferred stock	—	—	(104,000)	(1,040,000)	—	—	25,655,298	25,655	1,982,505	—	968,160
Issuance of common stock to convert notes payable	—	—	—	—	—	—	21,025,054	21,025	2,056,361	—	2,077,386
Issuance of common stock to extinguish accrued liabilities	—	—	—	—	—	—	676,627	676	73,223	—	73,899
Issuance of common stock to settle derivative liability	—	—	—	—	—	—	545,000	545	61,810	—	62,355
Accumulated dividend on preferred stock	—	182,120	—	291,711	—	—	—	—	(473,831)	—	—
Share based compensation for services	—	—	—	—	—	—	1,880,941	1,881	390,121	—	392,002
Share based compensation for warrants modification	—	—	—	—	—	—	—	—	277,897	—	277,897
Share based compensation for options modification	—	—	—	—	—	—	—	—	182,436	—	182,436
Adoption of ASU 2020-06	—	—	—	—	—	—	—	—	(290,967)	82,909	(208,058)
Reclassification of warrants and options from equity to liability	—	—	—	—	—	—	—	—	(907,914)	—	(907,914)
Deemed dividend for induced conversion of Series B preferred	—	—	—	—	—	—	—	—	(968,160)	—	(968,160)
Issuance of preferred stock to extinguish loan payable	—	—	—	—	1,000,000	50,000	—	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	—	(2,052,093)	(2,052,093)
Balance as of November 30, 2022 (Unaudited)	227,998	$2,160,916	296,000	$2,874,623	1,000,000	$50,000	84,328,041	$84,328	$56,308,513	$(66,095,802)	$(4,617,422)

The accompanying notes are an integral part of these consolidated financial statements.

Q BIOMED INC.

Consolidated Statement of Cash Flows

	For the years ended
	November 30, 2022
	(Unaudited)	November 30, 2021
Cash flows from operating activities:
Net loss	$(2,052,093)	$(8,240,550)
Adjustments to reconcile net loss to net cash used in operating activities
Share based compensation for services	392,002	2,338,580
Share based consideration related to warrants modification	299,883	—
Share based compensation related to stock options modification	211,936	—
Change in fair value of derivatives	(273,783)	—
Change in fair value of embedded conversion option	—	304,153
Accretion of debt discount	922,599	408,009
Amortization expense	50,000	50,000
Settlement on registration liability	241,875	—
Loss on issuance of convertible note	12,809	—
Loss on debt extinguishment	384,311	40,910
Changes in operating assets and liabilities:
Accounts receivable	68,563	(80,097)
Prepaid expenses and other current assets	24,566	10,965
Accounts payable and accrued expenses	1,474,728	838,693
Accrued interest payable	184,009	27,301
Net cash provided by (used in) operating activities	1,941,404	(4,302,036)

Cash flows from investing activities:
Investment	$(3,143,201)	$—
Net cash used by investing activities	(3,143,201)	—

Cash flows from financing activities:
Proceeds received from issuance of convertible notes, net	652,731	3,458,900
Proceeds received from issuance of common stock and warrants	100,030	1,010,000
Proceeds received from issuance of notes to related parties	—	30,000
Cash advances	135,000	—
Proceeds received for warrants modification	20,000	—
Repayment of notes to related parties	—	(30,000)
Net cash provided by financing activities	907,761	4,468,900

Net (decrease) increase in cash	(294,036)	166,864

Cash at beginning of the year	344,009	177,145
Cash at end of the year	$49,973	$344,009

Supplemental disclosures:
Cash paid for interest to related parties	$—	$(441)
Cash paid for income taxes	$—	$—

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$2,077,386	$703,614
Issuance of common stock to convert Series B preferred stock	$1,040,000	$1,031,340
Deemed dividend for induced conversion of Series B preferred stock	$968,160	$—
Accumulated dividend on convertible preferred stock	$473,831	$500,724
Issuance of common stock for dividend payment on preferred stock	$474,799	$523,025
Issuance of common stock to extinguish accrued liabilities	$73,899	$—
Issuance of common stock to settle derivative liability	$62,355	$—
Reclassification of warrants and options from equity to liability due to reassessment under ASC 815	$907,914	$—
Adoption of ASU 2020-06	$208,058	$—
Beneficial conversion feature related to convertible notes	$—	$290,967
Offering cost	$—	$69,825

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At November 30, 2022 and 2022, the Company had a cash balance that is insured by the FDIC limit. The Company had not experienced losses on these accounts.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the years ended November 30, 2022 and 2021. The respective carrying value of cash and accounts payable approximated their fair values as they are short term in nature.

Intangible Assets

Intangible assets subject to amortization include acquired intellectual property for a marketable product acquired in November 2018. The intellectual property is being amortized over the estimated life remaining at the time of acquisition, which is 10 years.

Intangible assets are monitored for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable and are also reviewed annually to determine whether any impairment is necessary. Management has assessed the economic life of the Company’s Metastron asset to be at least equal to its remaining use life of eight years. As such, management modelled the recoverability test using seven years of estimated future cash flows. Based on this projection, the $350,000 net carrying

Q BIOMED INC.

Notes to Consolidated Financial Statements

value of the Company’s Metastron asset is fully recoverable and therefore there was no impairment loss as of November 30, 2022 and 2011.

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

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

General and administrative expenses

The significant components of general and administrative expenses consist of stock-based compensation, investor relations fees, consulting, and professional fees.

Research and development

The Company expenses the cost of research and development as incurred. Research and development expenses include costs incurred in funding research and development activities, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made. For the year 2022, $3.6 million was converted from Licensing fees and Share awards expensed in Research and Development in recognition of shares received in Investment in an Associate - Mannin. We incurred a 500k loss between the value of shares received and the amount expended in Research and Development

Income Taxes

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

The Company’s policy for recording interest and penalties associated with audits is to record such expenses as a component of income tax expense. There were no amounts accrued for penalties or interest during the years ended November 30, 2022 and 2021. Management is currently unaware of any issues under review that could result in significant payments, accruals, or material deviations from its position.

Modification of Equity Classified Awards

From time-to-time equity classified awards may be modified. On the modification date, the Company estimates the fair value of the awards immediately before and immediately after modification. The incremental increase in fair value is recognized as expense immediately to the extent the underlying equity awards are vested and on a straight-line basis over the same remaining amortization schedule as the unvested underlying equity awards. The classification of stock-based awards, including whether such instruments should be recorded as liabilities or as equity, is reassessed on the modification date.

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

Sequencing Policy

The Company adopted a sequencing policy under ASC 815-40-35 (“ASC 815”) whereby in the event that reclassification of contracts from equity to liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain financial instruments with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive financial instruments, with the earliest financial instruments receiving the first allocation of shares. Pursuant to ASC 815, issuance of stock-based awards to the Company’s employees, non-employees or directors recognized under ASC 718 are not subject to the sequencing policy. Any modifications of awards (e.g., options or warrants) that remain subject to vesting, or any modifications of awards that continue to be held by active employees, are not subject to the sequencing policy. Modifications of vested awards held by non-employees are subject to the sequencing policy.

Recent Accounting Standards

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-

Q BIOMED INC.

Notes to Consolidated Financial Statements

classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the impact of adoption the ASU 2021-04 on its condensed consolidated financial statements.

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

Potentially dilutive securities	November 30, 2022	November 30, 2021
Series A convertible preferred stock	2,280,000	2,280,000
Series B convertible preferred stock	8,457,000	11,429,000
Series C convertible preferred stock	1,000,000	—
Common stock purchase warrants	11,752,000	11,752,000
Stock Options	4,450,000	4,450,000
Convertible Notes	86,360,000	4,898,000
Potentially dilutive securities	114,299,000	34,809,000

Note 5 – Intangible Asset Acquisition

On November 23, 2018, the Company entered into an Asset Sale Agreement (“ASA”) with GE Healthcare Limited (“GE”) whereby the Company acquired GE’s radiopharmaceutical drug, Metastron® and all related intellectual property including, but not limited to sales and distribution data, market authorizations and trademarks for Metastron® in various countries in exchange for an upfront payment of $0.5 million, a one-time milestone payment based on future sales, and royalty payments based on future sales. The Company did not acquire any workforce, manufacturing, inventory, sales agreements, or distribution agreements associated with Metastron®. The first commercial sale of Metastron™ by the Company will occur only after the successful transfer or assignment of all intellectual property,

Q BIOMED INC.

Notes to Consolidated Financial Statements

material sales and distribution data, technical transfer, and the establishment of new manufacturing sites by the Company and under the appropriate regulatory filings required by the jurisdictions in which Metastron™ is sold.

The acquired assets are concentrated in a single asset and the set is not considered a business. As such, the transaction is recognized as the acquisition of a finite-lived intangible asset. The one-time milestone payment based on future sales, and royalty payments based on future sales will be recognized when the payments are probable and estimable, which is expected to be when the related sales targets are achieved and the payments payable to GE. The acquired asset is being amortized on a straight-line basis over its estimated 10-year life. Amortization expense for the years ended November 30, 2022, and 2021 was $50,000. The estimated remaining amortization expense for each of the five succeeding fiscal year:

Year ended November 30,
2023	50,000
2024	50,000
2025	50,000
2026	50,000
2027	50,000
Thereafter	50,000
$300,000

Note 6 – Investment

For the year ended November 30, 2022, $3.6 million was converted from Licensing fees and Share awards expensed in Research and Development in recognition of shares received in Investment in an Associate - Mannin. We incurred a $500k loss between the value of shares received and the amount expended in Research and Development.

Note 7 – Debt

The table below summarizes outstanding convertible notes as of November 30, 2022, and 2021 (amounts are rounded to nearest thousand):

	November 30, 2022	November 30, 2021
Convertible Notes Payable:
Principal value of 2021 Debentures	$2,408,000	$3,506,000
Fair value of bifurcated contingent put option	1,099,000	867,000
Debt discount	(70,000)	(1,320,000)
2021 Convertible notes payable, net	3,437,000	3,053,000
Principal value of 2022 Debentures	560,000	—
Fair value of bifurcated contingent put option	333,000	—
Debt discount	(305,000)	—
2022 Convertible notes payable, net	588,000	3,053,000
Cash advances	85,000	—
Total carrying value of convertible notes payable	$4,110,000	$3,053,000

2022 Convertible Notes Payable

2022 Debentures

July 2022 Debenture

Q BIOMED INC.

Notes to Consolidated Financial Statements

On July 1, 2022, the Company entered into a Securities Purchase Agreement with an accredited investor (“DL”) pursuant to which the Company issued to DL a Convertible Promissory Note (the “DL Note”) in the aggregate principal amount of $119,888. The DL Note includes an original issue discount of $16,888 (includes $1,250 due diligence fee retained by DL). The Company also incurred an additional $3,000 of issuance cost resulting from the payment of the lender’s legal fees. The DL Note has a maturity date of July 1, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the DL Note at the rate of 10.0% per annum from the date on which the DL Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise. The Company has the right to prepay the DL Note, provided it makes a payment including a prepayment to DL as set forth in the DL Note. The outstanding principal amount of the DL Note may not be converted prior to the period beginning on the date that is 180 days following the Issue Date. Following the 180th day, DL may convert the DL Note into shares of the Company’s common stock at a conversion price equal to 80% of the average of 3 lowest trading price with a 10-day look back immediately preceding the date of conversion.

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

The aggregate fair value of the embedded put option on the issuance date was approximately $104,000, which exceeded the net proceeds of $100,000, resulting in an approximate loss of $4,000 upon the on issuance of the convertible note.

August 2022 Debenture

On August 10, 2022 (the “Effective Date’), the Company entered into a Securities Purchase Agreement with an accredited investor (“the Lender”) pursuant to which the Company issued to the Lender a Convertible Promissory Note (the “August Note”) in the aggregate principal amount of $275,000 for a purchase price of $250,000. The August Note has a maturity date of February 6, 2023, and the Company has agreed to pay interest on the unpaid principal balance of the August Note at the rate of 10.0% per annum. Upon the later of the date the obligations under this Note are satisfied or the 6-month anniversary and for 30 days thereafter, the Lender has the exclusive right to elect conversion of any original issue discount or interest amount due under this August Note, into shares of the Company’s common stock at a conversion price per share equal to $0.035. The conversion option does not apply to the principal amount. The conversion option and contingent put upon an event of default are required to be bifurcated as a single compound embedded derivative at fair value under ASC 815, because it is not considered to be classified in stockholders’ equity. The subsequent changes in fair value

Q BIOMED INC.

Notes to Consolidated Financial Statements

are recognized in the Condensed Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value with the following key inputs:

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

September 2022 Debenture

On September 15, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “September Debenture”) in the principal amount of $102,637.

The September Debenture has a maturity date of xxx, 2023, provided that in case of an event of default, the debenture may become at the holder’s election immediately due and payable. The September Debenture carries an interest rate of 6% per annum, provided that any principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date until payment (the “Default Interest”). The Company may prepay the Debenture at 120% of the outstanding aggregate principal amount within the first 60 days of issuance and at 130% of the sum of the outstanding principal amount, the accrued and unpaid interest on the unpaid principal amount and any Default Interest from 61 to 180 days after issuance.

October 2022 Debenture

On October 18, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “October Debenture”) in the principal amount of $63,250.

The October Debenture has a maturity date of xxx, 2023, provided that in case of an event of default, the debenture may become at the holder’s election immediately due and payable. The October Debenture carries an interest rate of 6% per annum, provided that any principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date until payment (the “Default Interest”). The Company may prepay the Debenture at 120% of the outstanding aggregate principal amount within the first 60 days of issuance and at 130% of the sum of the outstanding principal amount, the accrued and unpaid interest on the unpaid principal amount and any Default Interest from 61 to 180 days after issuance.

November 2022 Debenture

On November 22, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “November Debenture”) in the principal amount of $62,387.

The November Debenture has a maturity date of xxx, 2023, provided that in case of an event of default, the debenture may become at the holder’s election immediately due and payable. The November Debenture carries an interest rate of 6% per annum, provided that

Q BIOMED INC.

Notes to Consolidated Financial Statements

any principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date until payment (the “Default Interest”). The Company may prepay the Debenture at 120% of the outstanding aggregate principal amount within the first 60 days of issuance and at 130% of the sum of the outstanding principal amount, the accrued and unpaid interest on the unpaid principal amount and any Default Interest from 61 to 180 days after issuance.

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

July Debenture

On July 26, 2021, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “July Debenture”) in the principal amount of $806,250 and a warrant to purchase up to 645,000 shares of common stock (the “Warrant”) for a total purchase price of $750,000. The Company also paid $18,750 for the lender’s legal fee.

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

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

During the year ended November 30, 2022, the Company issued an aggregate 3,633,862 shares of common stock to convert approximately $413,000 of outstanding debt and extinguished approximately $159,000 embedded derivative liability upon the conversion. The Company recognized a loss on debt extinguishment of approximately $152,000  as a result of the reduction of conversion price for the year ended November 30, 2022.

September Debenture

On September 29, 2021, the Company entered into a securities purchase agreement with an accredited investor (“Lender”), pursuant to which the Company sold a convertible debenture (the “September Debenture”) in the principal amount of $2,200,000 with twelve-months term. The September Debenture includes an original issue discount of $185,000 and $15,000 for the payment of the Lender’s legal fees and carries an interest rate of 6% per annum. The Company also incurred other issuance costs of $247,350. On October 26, 2021, the September Debenture maturity date was extended for an additional 3 months to December 20, 2022.

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

The Lender has the right to convert all or any amount of the outstanding aggregate principal amount at any time at a fixed conversion price of $1.00 per share. The conversion price after six months shall be fixed at $0.50 per share.

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

value recognized in the Condensed Consolidated Statement of Operations. The fair value estimate is a Level 3 measurement. The Company estimated the fair value with the following key inputs:

September 29, 2021
Strike price	$0.50
Terms (years)	1.0
Volatility	66%
Risk-free rate	0.1%
Dividend yield	—%

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

For the year ended November 30, 2022, the Company issued 21,025,054 shares of common stock to convert approximately $305,000 of outstanding debt and extinguished $146,000 of embedded derivative liability upon the conversion.

The fair value of the contingent put option in all outstanding debentures with the feature are revalued as of November 30, 2022 and 2021 based on the following weighted average key inputs:

	November 30, 2022	November 30, 2021
Strike price	$0.55	$0.71
Terms (years)	0.3	0.8
Volatility	200%	71%
Risk-free rate	2.9%	0.2%
Dividend yield	0%	0%

The following table presents changes in Level 3 liabilities measured at fair value for the years ended November 30, 2022, and 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts are rounded to nearest thousand).

Balance December 1, 2020	$—
Additional derivative liability	603,000
Debt extinguishment	(40,000)
Change in fair value	304,000
Balance November 30, 2021	$867,000
Issuance of convertible notes	271,000
Debt extinguishment	(425,000)
Change in fair value	721,000
Balance November 30, 2022	$1,434,000

Q BIOMED INC.

Notes to Consolidated Financial Statements

Debt Conversion

The following table summarizes debt conversion during the years ended November 30, 2021, and 2020 (amounts are rounded to nearest thousand):

Debt Amendment

On October 26, 2021, the Company entered into an extension agreement with the holder of September 2021 Debenture (the “Holder”) to extend the maturity date from September 30, 2022, to December 29, 2022. The amendment was recognized as a troubled debt restructuring.

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

	For the Years ended
	November 30, 2022	November 30, 2021
Interest expense based on the coupon interest rate of the outstanding debt	$252,000	$96,000
Accretion of debt discount	1,073,000	408,000
Other	60,000	3,000
Total interest expense	$1,385,000	$507,000

Note 8 – Commitments and Contingencies

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

As previously reported, on July 12, 2022, the Company was notified that WSI PBG, LLC (“WSI”) filed a complaint against the Company seeking to recover $196,216 in unpaid consulting fees, plus costs and expenses of litigation. The Company elected not to litigate this suit so as not to increase its liability exposure. Not unexpectedly, on August 24, 2022, WSI obtained a judgment against the Company in the amount of $203,784. The Company is exploring its options in addressing this judgment, including terms of settlement that would result in a satisfaction of this Judgment over a limited period of time.

Q BIOMED INC.

Notes to Consolidated Financial Statements

On July 19, 2022, we received notice that the Activus Group (“Activus”) filed a complaint for fees it alleges are due in the amount of $129,600 plus fees and expenses for consulting services provided by Activus as a result of an agreement between the parties. We have not filed an answer and are currently determining our next steps in settlement.

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

On March 11, 2022, the Company entered into an engagement letter agreement (“Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) to effectuate the Corporation’s Firm Commitment Public Offering and Uplisting and to engage EF Hutton to act as the placement agent for a bridge or other private offering consisting of approximately $2 million. The Company shall be responsible for EF Hutton’s external counsel’s legal costs irrespective of whether the Offering is consummated or not, subject to a maximum of $50,000 in the event that there is not a Closing. The Company incurred $15,000 of expense for the year ended November 30, 2022, and no payment was made as of November 30, 2022.

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

	For the year ended November 30,
	2022	2021
Rent expense	$30,000	$30,000

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

On March 26, 2019, the Company entered into an amendment to the Patent and Technology License and Purchase Option Agreement that it initially entered into with Mannin Research Inc. on October 29, 2015 (the “Mannin Agreement”). Under such amendment, the

Q BIOMED INC.

Notes to Consolidated Financial Statements

term of the option granted under the Mannin Agreement was extended to October 29, 2021, in exchange for the Company issuing 100,000 shares to Mannin Research Inc. on April 9, 2019.

On September 1, 2020, the Company further amended the license agreement allowing Mannin to grant an exclusive license to Mannin GmbH (its wholly owned German subsidiary) in order fully take advantage of the German government grant to Mannin. The agreement also confirms our ongoing investment into the Tie2 platform to create, and therefore maintain economic value for us and our shareholders. The Company has agreed to contribute funds in Mannin GmbH. We shall pay Mannin $1.5 million in cash payable in three instalments, thereof $0.7 million of which has been paid, $0.4 million of which was due on December 31, 2020, and $0.4 million to be paid by June 30, 2021. In addition, we paid Mannin $0.75 million in shares of our common stock valued as of June 15, 2020, in full satisfaction of R&D payables, contracted by Mannin in development of the Tie2 platform. We continue to have the right to 100% of the revenues derived from the Mannin Tie2 technology platform, until such time that Mannin and its subsidiaries have independently raised at least $2.0 million in funds, at which time the parties have agreed to a profit share structure reducing our future capital commitments to Mannin R&D.

During the years ended November 30, 2022, and 2021, the Company incurred approximately $0.1 and $1.1 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

For the year ended November 30, 2022, $3.6 million was converted from Licensing fees and Share awards expensed in Research and Development in recognition of shares received in Investment in an Associate - Mannin. We incurred a $500k loss between the value of shares received and the amount expended in Research and Development.

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

In addition to the above payments, royalty payments based upon sales of a companion diagnostic product or diagnostic product are required.

Q BIOMED INC.

Notes to Consolidated Financial Statements

Note 9 – Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services.  Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the Years ended
	November 30, 2022	November 30, 2021
Consulting and legal expenses	$308,000	$420,000

On February 1, 2021, the Company issued 35,000 shares to Mr. Rosenstadt, the Company’s Chief Legal Officer and director, for his services performed in connection with December 2020 financing. The fair value was approximately $35,000, which was recorded as part of debt issuance cost to the 2020 Debenture (see note 5).

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

On May 29, 2022 the company issued 250,000 shares at a nominal value of 10c per share to Mr. Rosenstadt , the company’s Chief Legal Officer and director, in lieu of cash for his monthly services.

On May 29, 2022, the company issued 200,000 shares at a nominal value of 10c per share to Mr Corin, the company’s Chief Executive Officer, as partial payment of his monthly salary in lieu of cash.

Note 10 - Stockholders’ Deficit

As of November 30, 2022, and 2021, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Preferred Shares

The original issue price and the liquidation value per share, as of November 30, 2022, of each class of preferred stock is as follows:

	Original Issue Price	Liquidation Value
	Per Share	Per Share
Series A Preferred Share	$10.00	$10.20
Series B Preferred Share	$10.00	$10.25
Series C Preferred Share	$0.05	$—

During the years ended November 30, 2022 and 2021, the Company issued total 5,497,333 shares and 533,610 shares of common stock as dividend payment on Series A and Series B preferred stock for the amount of $0.5 million and $0.5 million, respectively.

During the year ended November 30, 2022, the Company issued 25,655,298 shares of common stock to convert 104,000 shares of Series B preferred stock. The Company recognized deemed dividend for the difference between the carrying amount of the preferred stock and the fair value of the common stock exchanged for such preferred stock of approximately $1 million for the year ended November 30, 2022, in the Consolidated Statements of Operations.

During the year ended November 30, 2022, the Company issued 1,000,000 shares of Series C preferred stock in the amount of $50,000 for settlement of an amount due to officers and directors.

Q BIOMED INC.

Notes to Consolidated Financial Statements

The Company had accumulated dividends payable on the Preferred Shares of approximately $0.5 million and $0.1 million as of November 30, 2022, and 2021, respectively.

Common Shares

2022 Activities

Issuance of common shares for services

During the year ended November 30, 2022, the Company issued an aggregate of 1,880,941 shares of the Company’s common stock to various vendors for advisory services, valued at approximately $88,000 based on the estimated fair market value of the stock on the date of grant. The Company also recognized approximately $240,000 related to the vesting of stock options and restricted awards. The $240,000 was recognized within general and administrative expenses in the accompanying Consolidated Statement of Operations for the year ended November 30, 2022.

Issuance of common shares for cash

On February 14, 2022, the Company entered into a series of securities purchase agreements for the sale of 400,000 units at a $0.25 unit sales price. The Company raised $100,000 in cash. Each unit consisted of one common share and one warrant to purchase one share of common stock at an exercise price of $0.50. The common warrants issued on February 22, 2022, have a fair value of $0.28 per share, see Note 11.

Issuance of common shares for debt conversion

During the year ended November 30, 2022, the Company issued 21,025,054 shares of common stock to convert approximately $1,246,000 of outstanding debt and interest and extinguished approximately $365,000 of embedded derivative liabilities Additionally, the Company reversed approximately $118,000 of unamortized debt discount upon the conversion. The Company recognized approximately $384,000 of debt extinguishment loss for the year ended November 30, 2022.

Issuance of common stock for preferred stock conversion

During the year ended November 30, 2022, the Company issued 25,655,298 shares of common stock to convert approximately 104,000 shares of Series B preferred stock.

Issuance of common shares for preferred stock dividends

During the year ended November 30, 2022, the Company issued a total of 5,497,333 shares of common stock as dividend payment on Series A and Series B preferred stock.

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

Financing Agreements

On September 15, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “September Debenture”) in the principal amount of $102,637.

On October 18, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “October Debenture”) in the principal amount of $62,250.

On November 22, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “November Debenture”) in the principal amount of $62,387.

Note 11 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at November 30, 2022 and 2021 and the changes during the period then ended (warrants amount and intrinsic value are rounded to nearest thousand):

			Weighted Average
		Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at November 30, 2021	11,752,000	$1.97	2.60	$—
Issued	400,000	0.50	2.23	—
Forfeited/expired	(932,000)	—	—	—
Outstanding and exercisable at November 30, 2022	11,220,000	$1.01	3.8	$—

Grant date fair value of all outstanding warrants was based on the following key inputs:

Q BIOMED INC.

Notes to Consolidated Financial Statements

	For the year ended November 30,
	2022	2021
Strike price	$1.25	$1.25
Term (years)	5.0	5.0
Volatility	114%	114%
Risk-free rate	0.4%	0.8%
Dividend yield	0.0%	0.0%

Modification date fair value of all outstanding warrants was based on the following key inputs:

	After Modification	Before Modification
Strike price	$1.77	$2.51
Term (years)	3.5	0.8
Volatility	123%	77%
Risk-free rate	0.5%	0.4%
Dividend yield	0.0%	0.0%

Warrants issued on February 22, 2022, were classified as liabilities. The fair value of the warrants on grant date was based on the following key inputs:

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

Q BIOMED INC.

Notes to Consolidated Financial Statements

The Company immediately recognized approximately $261,000 incremental stock-based compensation during the quarter ended May 31, 2022, based on the following weighted average assumptions:

	After Modification	Before Modification
Strike price	$0.51	$1.76
Term (years)	6.9	2.1
Volatility	118%	128%
Risk-free rate	2.7%	2.2%
Dividend yield	0.0%	0.0%

On August 31, 2022, the Company modified an aggregate of 3,608,641 warrants (the “Warrants”) that were originally granted to certain officers during 2017 and 2021. The exercise price of the Warrants was reduced to $0.10 per share.

The Company immediately recognized approximately $22,000 incremental stock-based compensation during the quarter ended August 31, 2022, based on the following weighted average assumptions:

	After Modification	Before Modification
Strike price	$0.10	$0.50
Term (years)	2.7	2.7
Volatility	151%	151%
Risk-free rate	3.5%	3.5%
Dividend yield	0.0%	0.0%

The new warrants issued in February 2022 and warrant modifications, described above, resulted in reclassifying such modified warrants to purchase an aggregate of 5,461,432 common shares from equity to liability as a result of applying the reassessment under ASC 815. The warrants are subsequently recognized at fair value with changes in fair value recognized in the Company’s Consolidated Statements of Operations.

Options issued for services

The following represents a summary of all outstanding options to purchase the Company’s common stock at November 30, 2022 and 2021 and the changes during the period then ended (options amount and intrinsic value are rounded to nearest thousand):

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at November 30, 2021	4,450,000	$1.13	4.0	$1,000
Issued	3,000,000	0.10	5.0	—
Forfeited/expired	—	—	—	—
Outstanding at November 30, 2022	7,450,000	$0.10	6.5	$—
Exercisable at November 30, 2022	5,200,000	$0.10	7.5	$—

Fair value of all options issued as of November 30, 2021was calculated with the following key inputs:

For the year ended November 30,
2021
Strike price	$0.45
Term (years)	5.0
Volatility	111%
Risk-free rate	1.2%
Dividend yield	0.0%

Q BIOMED INC.

Notes to Consolidated Financial Statements

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $ million and $2.3 million as a result of the shares, outstanding warrants and options issued to consultants and employees during the years ended November 30, 2022 and 2021, respectively.

As of November 30, 2021, the estimated unrecognized stock-based compensation associated with these agreements is approximately $210,000 and was fully recognized by November 30, 2022.

Note 12 – Income Taxes

At November 30, 2022, the Company has a net operating loss (“NOL”) carryforward for Federal and state income tax purposes totaling approximately $33 million available to reduce future taxable income. Of this amount, approximately $10 million will begin to expire in 2034. Under the Tax Cuts and Jobs Act, all NOLs incurred after December 31, 2017, are carried forward indefinitely for federal tax purposes. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the limitation of NOL utilization up to 80% of taxable income limitation is temporarily removed, allowing NOLs to fully offset taxable income. Some of the state net operating losses follow the Federal Tax Cuts and Jobs Act and are carried over indefinitely, and others have various expiration dates.

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

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of November 30, 2022, and 2021. The valuation allowance increased by approximately $0.3 million and $2.6 million for the fiscal years ended November 30, 2022 and 2021.

Q BIOMED INC.

Notes to Consolidated Financial Statements

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following (amounts are rounded to nearest thousand):

	As of November 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$11,579,000	$11,438,000
Stocked based compensation	7,171,000	6,889,000
License agreement	70,000	183,000
Charitable contributions	4,000	4,000
Other accrued tax expenses	386,000	329,000
Total deferred income tax assets	19,210,000	18,853,000

Deferred tax liability:
Convertible debt	$(204,000)	$(102,000)
Total deferred income tax liability	(204,000)	(102,000)

Net deferred income tax assets	19,006,000	18,751,000
Valuation allowance	(19,006,000)	(18,751,000)
Deferred tax asset, net of allowance	$—	$—

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	For the year ended November 30,
	2022	2021
Expected federal income tax benefit	21.0%	21.0%
State taxes net of federal benefit	7.6%	10.6%
Deferred tax true-up	0.0%	0.0%
Gain/loss on conversion and extinguishment of debt	0.0%	0.0%
Loss on settlement	0.0%	0.0%
Change in fair value of embedded conversion option and related accretion of interest expense	(3.9)%	(1.0)%
Meals and entertainment	0.0%	0.0%
Non-U.S. operations	(3.6)%	(1.1)%
Deferred tax rate change	0.2%	0.2%
Change in valuation allowance	(21.9)%	(29.7)%
Income taxes provision (benefit)	—	—

The Company’s major tax jurisdictions are the United States and New York. All of the Company’s tax years will remain open starting 2014 for examination by the Federal and state tax authorities from the date of utilization of the net operating loss. The Company does not have any tax audits pending.

Q BIOMED INC.

Notes to Consolidated Financial Statements

Note 13 - Subsequent Events

On January 12 2023 the company entered into a promissory note with an accredited investor and current debt holder for $49,000. The note must be paid off in 10 installments.

On February 13, 2023 the company entered into a 12 month convertible note for $62,387.00.

On March 20th 2023 the company received a default notice due to late current report filings,with respect to four (4) Promissory Notes dated September 15, 2022, November 22, 2022, January 12, 2023 and February 13, 2023, respectively (collectively, the “Notes”), in aggregate of Two Hundred Seventy Six Thousand Four Hundred Eleven Dollars ($276,411.00).

On March 31st 2023 the company entered into a 12 month convertible note with an accredited investor in aggregate principal face amount of One Hundred Fifty Thousand Dollars (U.S. $150,000.00) including $15,000.00 original issue discount such that the net receipt was $135,000.00.