Form 10-Q
period 2023-02-28
Q BioMed Inc.
filed 2023-06-16
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	145,094,531 shares
(Class)	(Outstanding at June 15, 2023)

CAUTIONARY NOTE

We note that this Quarterly report does not meet fully the requirements of quarterly reports as required by Form 10-Q. Particularly, we note that the financial statements included in this Form 10-Q have not been reviewed by an independent auditor. These are not the type of financial statement that an investor would expect to see from a company that has had its financial statements audited and reviewed by an independent accounting firm per the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  This quarterly report is non-reviewed, therefore incomplete and should not be relied upon as accurate, timely or fit for any purpose. Although the Company intends to amend this quarterly report as soon as practicable and invites any inquiries to be directed to Company management, it may not be able to ever amend it.

Q BIOMED INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.

Condensed Consolidated Balance Sheets

	As of February 28,	As of November 30,
	2023	2022
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$23,173	$49,973
Accounts receivable	—	11,535
Prepaid expenses and other current assets	10,808	10,808
Total current assets	33,981	72,316
Investment	3,143,201	3,143,201
Intangible assets, net	287,500	300,000
Total Assets	$3,464,682	$3,515,517

LIABILITIES AND STOCKHOLDERS‘ DEFICIT
Current liabilities:
Accounts payable	$2,252,619	$2,132,063
Accrued expenses	3,221,201	1,545,052
Accrued interest payable	257,297	254,686
Debt	4,083,262	4,109,981
Derivative liabilities	91,158	91,158
Total current liabilities	9,905,733	8,132,940
Total Liabilities	9,905,733	8,132,940

Commitments and Contingencies (Note 8)

Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of February 28, 2023 and November 30, 2022	—	—
Convertible Series A, 500,000 shares designated - 227,998 shares issued and outstanding at February 28, 2023 and November 30, 2022, respectively	2,206,516	2,160,916
Convertible Series B, 1,000,000 shares designated - 296,000 shares issued and outstanding at February 28, 2023 and November 30, 2022, respectively	2,933,823	2,874,623
Convertible Series C, 100,000,000 shares designated – 1,000,000 shares issued and outstanding at February 28, 2023 and November 30, 2022, respectively	50,000	50,000
Common stock, $0.001 par value; 250,000,000 shares authorized; 133,027,272 and 84,328,041 shares issued and outstanding as of February 28, 2023 and November 30, 2022, respectively	133,027	84,328
Additional paid-in capital	56,552,997	56,308,513
Accumulated deficit	(68,317,414)	(66,095,802)
Total Stockholders' Deficit	(6,441,051)	(4,617,422)
Total Liabilities and Stockholders' Deficit	$3,464,682	$3,515,517

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BioMed Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	February 28, 2023	February 28, 2022
Net Sales	$—	$75,059
Cost of sales	2,500	73,945
Gross income (loss)	(2,500)	1,114
Operating expenses:
General and administrative expenses	439,818	1,096,300
Research and development expenses	2,691	69,268
Total operating expenses	442,510	1,165,568
Loss from operations	(445,010)	(1,164,454)
Other expenses:
Interest expense	276,602	414,377
Change in fair value of embedded derivatives	—	235,817
Loss on debt extinguishment	—	232,100
Settlement of registration liability	—	241,875
Total other expenses	276,602	1,124,169
Net loss	(721,612)	(2,288,623)
Accumulated dividend on convertible preferred stock	(104,800)	(122,808)
Net loss attributable to common stockholders	$(826,412)	$(2,411,431)

Net income (loss) per share - basic and diluted	$(0.02)	$(0.08)
Weighted average shares outstanding, basic and diluted	108,730,450	29,594,999

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

	For the Three Months Ended February 28, 2023
											Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of November 30, 2022	227,998	$2,160,916	296,000	$2,874,623	1,000,000	$50,000	84,328,041	$84,328	$56,308,513	$(66,095,802)	$(4,617,422)
Issuance of common stock to convert notes payable	—	—	—	—	—	—	48,699,231	48,699	333,251	—	381,950
Accumulated dividend on preferred stock	—	45,600	—	59,200	—	—	—	—	(104,800)	—	—
Share based compensation for services	—	—	—	—	—	—	—	—	16,033	—	16,033
Net loss	—	—	—	—	—	—	—	—	—	(721,612)	(721,612)
Balance as of February 28, 2023 (Unaudited)	227,998	$2,206,516	296,000	$2,933,823	1,000,000	$50,000	133,027,272	$133,027	$56,552,997	$(68,317,414)	$(6,441,051)

	For the Three Months Ended February 28, 2022
											Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of November 30, 2021	227,998	$2,161,195	400,000	$3,915,512	—	$—	28,647,788	$28,648	$53,335,901	$(64,126,618)	$(4,685,362)
Issuance of common stock and warrants for cash	—	—	—	—	—	—	400,000	400	99,630	—	100,030
Cash proceeds from warrants modification	—	—	—	—	—	—	—	—	20,000	—	20,000
Issuance common stock for dividend payment on preferred stock	—	(45,600)	—	(80,000)	—	—	277,877	278	125,322	—	—
Issuance of common stock to convert notes payable	—	—	—	—	—	—	1,577,648	1,578	1,052,369	—	1,053,947
Issuance of common stock to extinguish accrued liabilities	—	—	—	—	—	—	26,627	26	9,773	—	9,799
Accumulated dividend on preferred stock	—	44,586	—	78,222	—	—	—	—	(122,808)	—	—
Share based compensation for services	—	—	—	—	—	—	94,925	95	151,420	—	151,515
Share based compensation for warrants modification	—	—	—	—	—	—	—	—	17,019	—	17,019
Adoption of ASU 2020-06	—	—	—	—	—	—	—	—	(290,967)	82,909	(208,058)
Net loss	—	—	—	—	—	—	—	—	—	(2,288,623)	(2,288,623)
Balance as of February 28, 2022 (Unaudited)	227,998	$2,160,181	400,000	$3,913,734	—	$—	31,024,865	$31,025	$54,397,659	$(66,332,332)	$(5,829,733)

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	February 28, 2023	February 28, 2022
Cash flows from operating activities:
Net loss	$(721,612)	$(2,288,623)
Adjustments to reconcile net loss to net cash used in in operating activities
Share based compensation for services	16,033	151,515
Accretion of debt discount	195,582	351,805
Amortization expense	12,500	12,500
Settlement on registration liability	—	241,875
Loss on debt extinguishment	—	232,100
Changes in operating assets and liabilities:
Accounts receivable	11,535	52,389
Prepaid expenses and other current assets	—	(661)
Accounts payable and accrued expenses	296,705	583,974
Accrued interest payable	50,873	33,434
Net cash used in operating activities	(138,187)	(376,856)

Cash flows from financing activities:
Proceeds received from issuance of convertible notes, net	111,387	—
Proceeds received from issuance of common stock and warrants	—	100,030
Cash advances	—	50,000
Proceeds received for warrants modification	—	20,000
Net cash provided by financing activities	111,387	170,030

Net decrease in cash	(294,036)	(206,826)

Cash at beginning of the year	344,009	344,009
Cash at end of the year	$49,973	$137,183

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$381,950	$1,053,947
Accumulated dividend on convertible preferred stock	$104,800	$122,808
Issuance of common stock for dividend payment on preferred stock	$—	$125,600
Issuance of common stock to extinguish accrued liabilities	$—	$9,799
Adoption of ASU 2020-06	$—	$208,058

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

Note 2 - Basis of Presentation and Going Concern

Basis of Presentation

The accompanying interim period unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. These condensed consolidated financial statements are unaudited and should be read in conjunction with the unaudited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2022 that was filed with SEC on May 26, 2023. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

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

Management anticipates that the Company will have to raise additional funds and/or generate revenue from drug sales within twelve months to continue operations. Additional funding will be needed to implement the Company’s business plan that includes various expenses such as fulfilling our obligations under licensing agreements, legal, operational set-up, general and administrative, marketing, employee salaries and other related start-up expenses. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. If the Company is unable to raise sufficient funds, management will be forced to futher scale back the Company’s operations or cease its operations.

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

operations and its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

Note 3 - Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the unaudited financial statements for the year ended November 30, 2022 included in the Company’s Form 10-K.

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

Potentially dilutive securities	February 28, 2023	November 30, 2022
Series A convertible preferred stock	2,280,000	2,280,000
Series B convertible preferred stock	8,457,000	8,457,000
Series C convertible preferred stock	1,000,000	1,000,000
Common stock purchase warrants	11,752,000	11,752,000
Stock Options	4,450,000	4,450,000
Convertible Notes	86,360,000	86,360,000
Potentially dilutive securities	114,299,000	114,299,000

Note 5 – Intangible Asset Acquisition

On November 23, 2018, the Company entered into an Asset Sale Agreement (“ASA”) with GE Healthcare Limited (“GE”) whereby the Company acquired GE’s radiopharmaceutical drug, Metastron® and all related intellectual property including, but not limited to sales and distribution data, market authorizations and trademarks for Metastron® in various countries in exchange for an upfront payment of $0.5 million, a one-time milestone payment based on future sales, and royalty payments based on future sales. The Company did not acquire any workforce, manufacturing, inventory, sales agreements, or distribution agreements associated with Metastron®. The first commercial sale of Metastron™ by the Company will occur only after the successful transfer or assignment of all intellectual property, material sales and distribution data, technical transfer, and the establishment of new manufacturing sites by the Company and under the appropriate regulatory filings required by the jurisdictions in which Metastron™ is sold.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

The acquired assets are concentrated in a single asset and the set is not considered a business. As such, the transaction is recognized as the acquisition of a finite-lived intangible asset. The one-time milestone payment based on future sales, and royalty payments based on future sales will be recognized when the payments are probable and estimable, which is expected to be when the related sales targets are achieved and the payments payable to GE. The acquired asset is being amortized on a straight-line basis over its estimated 10-year life. Amortization expense for the three months ended February 28, 2023 and 2022 was $12,500, respectively. The estimated remaining amortization expense for each of the five succeeding fiscal year:

Three month ended February 28,
2023	37,500
2024	50,000
2025	50,000
2026	50,000
2027	50,000
Thereafter	50,000
$287,500

Note 6 – Investment

For the year ended November 30, 2022, $3.6 million was converted from Licensing fees and Share awards expensed in Research and Development in recognition of shares received in Investment in an Associate – Mannin. We incurred a $500k loss between the value of shares received and the amount expended in Research and Development.

Note 7 - Debt

The table below summarizes outstanding debt as of February 28, 2023 and November 30, 2022 (amounts are rounded to nearest thousand):

	February 28, 2023	November 30, 2022
Convertible Notes Payable:
Principal value of 2021 Debentures	$2,408,000	$2,408,000
Fair value of bifurcated contingent put option	1,099,000	1,099,000
Debt discount	(70,000)	(70,000)
2021 Convertible notes payable, net	3,437,000	3,437,000
Principal value of 2022 Debentures	560,000	560,000
Fair value of bifurcated contingent put option	333,000	333,000
Debt discount	(305,000)	(305,000)
2022 Convertible notes payable, net	588,000	588,000
Principal value of 2023 Debentures, net of conversions	(222,000)	—
Debt discount	196,000	—
2023 Convertible notes payable, net	(82,000)	—
Cash advances	85,000	85,000
Total carrying value of convertible notes payable	$4,084,000	$4,110,000

2023 Convertible Notes Payable

2023 Debentures

January 2023 Debenture

On January 12, 2023, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “January Debenture”) in the principal amount of $49,000.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

The January Debenture includes an original issue discount of $5,250. The Company also incurred an additional $3,750 of issuance cost resulting from the payment of the lender’s legal fees. The January Debenture has a maturity date of January 12, 2024, provided that in case of an event of default, the debenture may become at the holder’s election immediately due and payable. The January Debenture carries an interest rate of 12% per annum, provided that any principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date until payment (the “Default Interest”).  The Company shall pay ten (10) mandatory monthly payments of $5,488 commencing on March 1, 2023.  In the event of default the January Debenture shall become immediately due and payable and the Company shall pay to the lender an amount equal to 150% times the sum of (i) the then outstanding principal amount of the January Debenture plus (ii) accrued and unpaid interest on the unpaid principal amount to the date of payment plus (iii) default interest, if any, shall immediately become due and payable.

February 2023 Debenture

On February 13, 2023, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “February Debenture”) in the principal amount of $62,387.

The February Debenture includes an original issue discount of $8,137. The Company also incurred an additional $4,250 of issuance cost resulting from the payment of the lender’s legal fees. The February Debenture has a maturity date of February 14, 2024, provided that in case of an event of default, the debenture may become at the holder’s election immediately due and payable. The February Debenture carries an interest rate of 6% per annum, provided that any principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date until payment (the “Default Interest”). The lender shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of the February Debenture and ending on the later of: (i) the Maturity Date, or (ii) the date of payment of the default amount (the “Conversion Period”), all or any part of the outstanding and unpaid amount into fully paid and non-assessable shares of Common Stock.

2022 Convertible Notes Payable

2022 Debentures

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

For the three months ended February 28, 2023, the Company issued 14,875,997 shares of common stock to convert approximately $120,000 of outstanding debt upon the conversion.

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

September 2022 Debenture

On September 15, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “September Debenture”) in the principal amount of $102,637.

The September Debenture has a maturity date of September 15, 2023, provided that in case of an event of default, the debenture may become at the holder’s election immediately due and payable. The September Debenture carries an interest rate of 6% per annum, provided that any principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date until payment (the “Default Interest”). The Company may prepay the Debenture at 120% of the outstanding aggregate principal amount within the first 60 days of issuance and at 130% of the sum of the outstanding principal amount, the accrued and unpaid interest on the unpaid principal amount and any Default Interest from 61 to 180 days after issuance.

November 2022 Debenture

On November 22, 2022, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “November Debenture”) in the principal amount of $62,387.

The November Debenture has a maturity date of November 22, 2023, provided that in case of an event of default, the debenture may become at the holder’s election immediately due and payable. The November Debenture carries an interest rate of 6% per annum, provided that any principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date until payment (the “Default Interest”). The Company may prepay the Debenture at 120% of the outstanding aggregate principal amount within the first 60 days of issuance and at 130% of the sum of the outstanding principal amount, the accrued and unpaid interest on the unpaid principal amount and any Default Interest from 61 to 180 days after issuance.

2021 Debenture

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

On January 21, 2022, the Company issued 1,055,000 shares of common stock to convert $0.5 million of outstanding debt and interest and extinguished $95,000 of embedded derivative liability upon the conversion. The conversion price was reduced to $0.50. The Company recognized a loss on debt extinguishment of approximately $232,000 as a result of the reduction of conversion price for the three months ended February 28, 2022.

July 2021 Debenture

On July 26, 2021, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a convertible debenture (the “July Debenture”) in the principal amount of $806,250 and a warrant to purchase up to 645,000 shares of common stock (the “Warrant”) for a total purchase price of $750,000. The Company also paid $18,750 for the lender's legal fee.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

The July Debenture has a maturity date of April 26, 2022, provided that in case of an event of default, the debenture may become at the holder's election immediately due and payable. The July Debenture carries an interest rate of 10% per annum, provided that any principal or interest which is not paid when due shall bear interest at the rate of 15% per annum from the due date until payment (the “Default Interest”). The Company may prepay the Debenture at 120% of the outstanding aggregate principal amount within the first 60 days of issuance and at 130% of the sum of the outstanding principal amount, the accrued and unpaid interest on the unpaid principal amount and any Default Interest from 61 to 180 days after issuance.

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

September 2021 Debenture

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

For the three months ended February 28, 2023, the Company issued 33,823,234 shares of common stock to convert approximately $214,000 of outstanding debt and extinguished $146,000 of embedded derivative liability upon the conversion.

For the year ended November 30, 2022, the Company issued 21,025,054 shares of common stock to convert approximately $305,000 of outstanding debt and extinguished $146,000 of embedded derivative liability upon the conversion.

The fair value of the contingent put option in all outstanding debentures with the feature are revalued as of February 28, 2023 and November 30, 2022 based on the following weighted average key inputs:

	February 28, 2023	November 30, 2022
Strike price	$0.55	$0.55
Terms (years)	0.3	0.3
Volatility	200%	200%
Risk-free rate	2.9%	2.9%
Dividend yield	0%	0%

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

The following table presents changes in Level 3 liabilities measured at fair value for the period ended February 28, 2023 and for the year ended November 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts are rounded to nearest thousand:

Balance November 30, 2021	$867,000
Issuance of convertible notes	271,000
Debt extinguishment	(425,000)
Change in fair value	721,000
Balance November 30, 2022	$1,434,000
Issuance of convertible notes	—
Change in fair value	—
Balance February 28, 2023	$1,434,000

Debt Conversion

The following table summarizes debt conversion during the period ended February 28, 2023 and the year ended November 30, 2022 (amounts are rounded to nearest thousand):

Debt Amendment

On October 26, 2021, the Company entered into an extension agreement with the holder of September 2021 Debenture (the "Holder") to extend the maturity date from September 30, 2022, to December 29, 2022. The amendment was recognized as a troubled debt restructuring.

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

Interest expense

Interest expense, included in the accompanying Condensed Consolidated Statements of Operations, is comprised of the following for each period presented (amounts are rounded to nearest thousand):

	For the Three Months Ended
	February 28, 2023	February 28, 2022
Interest expense based on the coupon interest rate of the outstanding debt	$51,000	$61,000
Accretion of debt discount	217,000	352,000
Other	9,000	1,000
Total interest expense	$277,000	$414,000

Cash Advances

Cash advances include cash provided by vendors that is subject to repayment on demand.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 8 - Commitments and Contingencies

Equity Financing

On May 5, 2021, the Company entered into an agreement with Aedesius Holdings Ltd. ("Aedesius") pursuant to which the Company has agreed with Aedesius that the Company would sell it up to 16,000,000 units (the "Units") for a total aggregate of up to $20,000,000.

Aedesius failed to perform on its obligation and to date has not invested any monies in the Company. As a result, the Company has terminated any and all rights with respect to future fundings and will pursue whatever rights and remedies the Company has at its disposal for breach of contract and damages.

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

On July 19, 2022, the Company received notice that the Activus Group (“Activus”) filed a complaint for fees it alleges are due in the amount of $129,600 plus fees and expenses for consulting services provided by Activus as a result of an agreement between the parties. The Company has not filed an answer and is currently determining their next steps in settlement.

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

On March 11, 2022, the Company entered into an engagement letter agreement (“Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) to effectuate the Corporation’s Firm Commitment Public Offering and Uplisting and to engage EF Hutton to act as the placement agent for a bridge or other private offering consisting of approximately $2 million. The Company shall be responsible for EF Hutton’s external counsel’s legal costs irrespective of whether the Offering is consummated or not, subject to a maximum of $50,000 in the event that there is not a Closing. The Company incurred $15,000 of expense during year ended November 30, 2022, and no payment was made as of February 28, 2023.

Lease Agreement

In December 2016, one of our subsidiaries entered into a lease agreement for its office space located in Cayman Islands for $30,000 per annum. The initial term of the agreement ended in December 2019, and the Company has renewed its office lease agreement for another

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

three years with the same terms. This agreement does not identify a specific asset and does not convey the use of substantially all of the shared office capacity. As such, this agreement does not contain a lease under ASC 842. The Company recognizes monthly license payments as incurred over the term of the arrangement.

Rent expense is classified within general and administrative expenses on a straight-line.

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

During the period ended February 28, 2023 and year ended November 30, 2022, the Company incurred approximately $0.0 and $0.1 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

For year ended November 30, 2022, $3.6 million was converted from Licensing fees and Share awards expensed in Research and Development in recognition of shares received in Investment in an Associate - Mannin. We incurred a $500k loss between the value of shares received and the amount expended in Research and Development.

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

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

●	The first commercial sale of a diagnostic product.

In addition to the above payments, royalty payments based upon sales of a companion diagnostic product or diagnostic product are required.

Note 9 - Related Party Transactions

The Company entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand), but have not been paid to date:

	For the Three Months Ended
	February 28, 2023	February 28, 2022
Consulting and legal expenses	$106,000	$105,000

On February 1, 2021, the Company issued 35,000 shares to Mr. Rosenstadt, the Company's Chief Legal Officer and director, for his services performed in connection with December 2020 financing. The fair value was approximately $35,000, which was recorded as part of debt issuance cost to the 2020 Debenture (see note 5).

On April 16, 2021, the Company entered into two unsecured promissory note agreements (the "Notes") with certain management personnel for an aggregate principal amount of $30,000. The Notes bear interest at 5% per annum and are payable by August 31, 2021. During the quarter ended August 31, 2021, the Company made full repayment of $30,000 to the management personnel, including all outstanding interest.

On May 29, 2022 the company issued 250,000 shares at a nominal value of 10c per share to Mr. Rosenstadt, the company's Chief Legal Officer and director, in lieu of cash for his monthly services.

On May 29, 2022, the company issued 200,000 shares at a nominal value of 10c per share to Mr Corin, the company's Chief Executive Officer, as partial payment of his monthly salary in lieu of cash.

Note 10 - Stockholders’ Deficit

As of February 28, 2023 and November 30, 2022, the Company is authorized to issue up to 250,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Preferred Shares

The original issue price and the liquidation value per share, as of February 28, 2023, of each class of preferred stock is as follows:

	Original Issue Price	Liquidation Value
	Per Share	Per Share
Series A Preferred Share	$10.00	$10.20
Series B Preferred Share	$10.00	$10.25
Series C Preferred Share	$0.05	$0.05

During the year ended November 30, 2022, the Company issued 1,000,000 of Series C preferred stock in the amount of $50,000 for settlement of an amount due to officers and directors.

The Company had accumulated dividends payable on the Preferred Shares of approximately $105,000 as of February 28, 2023.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Common Shares

Issuance of common shares for services

The Company recognized approximately $16,000 related to the vesting of stock options and restricted awards. The $16,000 was recognized within general and administrative expenses in the accompanying Consolidated Statement of Operations for the three months ended February 28, 2023.

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

Issuance of common shares for debt conversion

During the three months ended February 28, 2023, the Company issued 33,823,234 shares of common stock to convert approximately $238,000 of outstanding debt and interest. and extinguished approximately $146,000 of embedded derivative liabilities Additionally, the Company reversed approximately $118,000 of unamortized debt discount upon the conversion.

Note 11 - Warrants and Options

Summary of warrants

The following represents a summary of all outstanding warrants to purchase the Company’s common stock, including warrants issued to vendors for services and warrants issued as part of the units sold in the private placements, at February 28, 2023 and November 30, 2022 and the changes during the period then ended (warrants amount and intrinsic value are rounded to nearest thousand):

			Weighted Average
			Remaining
		Weighted Average	Contractual
	Warrants	Exercise Price	Life (years)	Intrinsic Value
Outstanding at November 30, 2022	11,220,000	$1.01	3.8	$—
Issued	—	0.50	2.23	—
Forfeited/expired	—	—	—	—
Outstanding and exercisable at February 28, 2023	11,220,000	$1.01	3.8	$—

Grant date fair value of all outstanding warrants was based on the following key inputs:

	As of February 28, 2023	As of November 30, 2022
Strike price	$1.25	$1.25
Term (years)	5.0	5.0
Volatility	114%	114%
Risk-free rate	0.4%	0.8%
Dividend yield	0.0%	0.0%

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Modification date fair value of all outstanding warrants was based on the following key inputs:

	After Modification	Before Modification
Strike price	$1.77	$2.51
Term (years)	3.5	0.8
Volatility	123%	77%
Risk-free rate	0.5%	0.4%
Dividend yield	0.0%	0.0%

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

Options issued for services

The following represents a summary of all outstanding options to purchase the Company’s common stock at February 28, 2023 and November 30, 2022 and the changes during the period then ended (options amount and intrinsic value are rounded to nearest thousand):

			Weighted Average
		Weighted Average	Remaining Contractual
	Options	Exercise Price	Life (years)	Intrinsic Value
Outstanding at November 30, 2022	5,200,000	$0.10	7.5	$—
Issued	3,000,000	0.10	5.0	—
Forfeited/expired	—	—	—	—
Outstanding at February 28, 2023	7,450,000	$0.10	6.5	$—
Exercisable at February 28, 2023	5,200,000	$0.10	7.5	$—

The fair value of options granted on February 28, 2023 was based on the following key inputs:

February 28, 2023
Strike price	$0.10
Term (years)	5.0
Volatility	136%
Risk-free rate	3.3%
Dividend yield	0.0%

Stock-based Compensation

The Company recognized general and administrative expenses of approximately $0.02 million as a result of the shares, outstanding warrants and options issued to consultants and employees during the three months ended February 28, 2022, respectively.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 12 – Fair Value Measurements

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of February 28, 2023 and November 30, 2022 (amounts are rounded to nearest thousand):

	Fair value measured at February 28, 2023
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	February 28, 2023	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liabilities	$1,434,000	$—	$—	$1,434,000
Derivative liabilities	$91,000	$—	$—	$91,000

	Fair value measured at November 30, 2022
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	November 30, 2022	(Level 1)	(Level 2)	(Level 3)
Embedded derivative liabilities	$1,434,000	$—	$—	$1,434,000
Derivative liabilities	$91,000	$—	$—	$91,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three months ended February 28, 2023.

The Level 1 derivative liability is related to commitment to issue common shares pursuant to the September Debenture which was settled in April 2022 and the August Debenture which was settled in August 2022 (see Note 7).

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended February 28, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts are rounded to nearest thousand).

	Embedded Derivative	Derivative
	Liabilities	Liabilities
Balance – Level 3, at December 1, 2022	$1,434,000	$91,000
Issuance of convertible notes	—	—
Balance – Level 3, at February 28, 2023	$1,434,000	$91,000

The fair value of the contingent put option in all outstanding debentures with the feature and derivative liabilities, comprised of warrant liabilities, are revalued as of February 28, 2023 and November 30, 2022 based on the following weighted average key inputs:

	February 28, 2023		November 30, 2022
	Embedded Derivative	Derivative	Embedded Derivative
	Liabilities	Liabilities	Liabilities
Strike price	$0.55	$0.12	$0.55
Terms (years)	0.3	4.3	0.3
Volatility	200%	85%	200%
Risk-free rate	2.9%	2.1%	2.9%
Dividend yield	0%	0%	0%
Probability factor(1)	20%	0%	0%

(1)The probability factor for DL Note as of February 28, 2023 was 20%.

Q BIOMED INC.

Notes to Condensed Consolidated Financial Statements

Note 13 – Subsequent Events

On March 31, 2023, the company entered into a 12 month convertible note with an accredited investor in aggregate principal face amount of One Hundred Fifty Thousand Dollars (U.S. $150,000.00) including $15,000.00 original issue discount such that the net receipt was $135,000.00.

On May 26, 2023, the Company filed an annual report on Form 10-K and noted that that annual report does not meet fully the requirements of annual reports as required by Form 10-K. Particularly, the Company noted that the financial statements included in that annual report have not been audited and no audit report regarding such financial statements was included therein. The financial statements included in the annual report are not the type of financial statement that an investor would expect to see from a company that has had its financial statements audited by an independent accounting firm per the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. The recently filed annual report is unaudited, incomplete and should not be relied upon as accurate, timely or fit for any purpose. Although the Company intends to amend that annual report as soon as practicable and invites any inquiries to be directed to Company management, it may not be able to ever amend that annual report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This unreviewed Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. The expectations indicated by such forward-looking statements might not be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

Our intent is to monetize the current pipeline and build a platform for future growth. There are 4 areas of focus:. commercial product revenue growth, partnerships, joint venture equity value and future development platform. This quarter has been solely focused on maintaining our pipeline and looking for strategic capital or business partnerships and merger opportunities. The microcap biotechs have all been under pressure and we are one of many that have a capital requirement that is challenging to service given our debt and current lack of resources. We are determined to find a solution for the benefit of all our stakeholders.

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

Corporate Strategic Goals

Our mission is to solve problems by accelerating the development of important therapies and the availability of those therapies to patients. We have been busy building a portfolio that we believe has significant value ranging from blockbuster potential drugs to revenue-producing opportunities. Lack of capital is our rate limiting factor and we are engaging in efforts along with our bankers and consultants to find both capital and strategic opportunities to unlock the potential in our pipeline.

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

Unaudited Results of Operations for the three months ended February 28, 2023 and 2022:

	For the Three Months Ended
	February 28, 2023	February 28, 2022	Change
Net Sales	$—	$75,059	$(75,059)
Cost of sales	2,500	73,945	(71,445)
Gross income (loss)	(2,500)	1,114	(3,614)
Operating expenses:
General and administrative expenses	439,818	1,096,300	(656,482)
Research and development expenses	2,691	69,268	(66,577)
Total operating expenses	442,510	1,165,568	(723,058)
Loss from operations	(445,010)	(1,164,454)	719,444
Other (income) expenses:
Interest expense	276,602	414,377	(137,775)
Change in fair value of derivatives	—	235,817	(235,817)
Loss on debt extinguishment	—	232,100	(232,100)
Settlement of registration liability	—	241,875	(241,875)
Total other expenses (income)	276,602	1,124,169	(847,567)
Net loss	(721,612)	(2,288,623)	1,772,142
Accumulated dividend on convertible preferred stock	(104,800)	(122,808)	18,008
Net loss attributable to common stockholders	$(826,412)	$(2,411,431)	$1,585,019

Net Sales

During the three months ended February 28, 2023 and 2022, we recognized approximately no sales and $75,000, respectively, of revenue from sales of Strontium89. The decrease was due to less vials were sold during the three months ended February 28, 2023 compared to the same period in the prior year.

Cost of Sales

During the three months ended February 28, 2023 and 2022, we recognized approximately 3,000 and $74,000, respectively, in cost of sales. These costs were related to raw materials cost, manufacturing cost, handling cost and write-offs of expired inventory.

Operating expenses

We incur various costs and expenses in the execution of our business. The decrease in operating expenses was mainly due to a lower burn and scaled back operations due to lack of available capital. We had an approximate $62,000 less costs from marketing, $465,000 less costs from legal and other professional services during the three months ended February 28, 2023 compared to the same period in the prior year.

Interest expense

The following table summarizes interest expense incurred during the three months ended February 28, 2023 and 2022, respectively (amounts are rounded to nearest thousand):

	For the Three Months Ended
	February 28, 2023	February 28, 2022
Interest expense based on the coupon interest rate of the outstanding debt	$51,000	$61,000
Accretion of debt discount	217,000	352,000
Other	9,000	1,000
Total interest expense	$277,000	$414,000

Change in fair value of embedded derivatives

We recognized loss of approximately $236,000 resulting from the change in fair value of embedded contingent put options in convertible notes during the three months ended February 28, 2022, respectively. The fluctuation is mainly due to the change in stock price during the reporting periods.

Loss on debt extinguishment

We recognized a loss of approximately $232,000 due to the conversion of outstanding debentures into shares of common stock during the three months ended February 28, 2022, respectively.

Net loss

During the three months ended February 28, 2023 and 2022, we incurred net losses of approximately $0.7 million and $2.3 million, respectively. Our management expects to continue to incur net losses for the foreseeable future, due to our need to continue to establish a broader pipeline of assets, expenditure on R&D and to implement other aspects of our business plan.

Liquidity and Capital Resources

We prepared the accompanying consolidated financial statements assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not yet established a significant ongoing source of revenues and must cover our operating through debt and equity financings to allow us to continue as a going concern. We had approximately $23,000 in cash as of February 28, 2023. Our ability to continue as a going concern depends on our ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods addressed in this report:

	For the Three Months Ended
	February 28, 2023	February 28, 2022
Net Cash provided by (used in)
Operating activities	$(138,187)	$(376,856)
Investing activities	—	—
Financing Activities	111,387	170,030
Net increase (decrease) in cash	(26,800)	(206,826)

Net Cash Provided by (Used in) Operating Activities

During the three months ended February 28, 2023, operating activities used $0.1 million of cash, resulting from a net loss of $0.7 million, partially offset by $0.02 million of share-based compensation, and non-cash interest expense resulting from accretion of debt discounts of $0.02 million and changes in our operating assets and liabilities of approximately $0.4 million.

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

Net Cash Provided by (Used in) Investing Activities

During the three months ended February 28, 2023, there were no cash activity related to investing.

During the three months ended February 28, 2022, there were no cash activity related to investing.

Net Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities for the three months ended February 28, 2023 was $0.1 million. The net cash provided in the 2023 period relates to proceeds received from the issuance of convertible notes.

Net cash provided by financing activities for the three months ended February 28, 2022 was $0.2 million. The net cash provided in the 2022 period relates to proceeds received from the issuance of common stock and warrant, warrants modification and cash advances.

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

License Agreements

Mannin

On October 29, 2015, we entered into a Patent and Technology License and Purchase Option Agreement (“Exclusive License”) with a vendor whereby we were granted a worldwide, exclusive, license on, and option to, acquire certain intellectual property (“Mannin IP”) which initially focused on developing a first-in-class eye drop treatment for glaucoma within the four-year term of the Exclusive License. Pursuant to the exclusive license from Mannin, we may purchase the Mannin IP within six years of entry into the agreement. During the three months ended Fe, we respectively incurred approximately $0.8 million and $1.0 million of research and development expenses under our license with Mannin. The purchase option under the license agreement has now expired.

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

During the period ended February 28, 2023 and year ended November 30, 2022, the Company incurred approximately $0.0 and $0.1 million, respectively, in research and development expenses to fund the costs of development of the eye drop treatment for glaucoma pursuant to the Exclusive License.

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

Related Party Transactions

We entered into consulting agreements with certain management personnel and stockholders for consulting and legal services. Consulting and legal expenses resulting from such agreements were included within general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations as follows (amounts are rounded to nearest thousand):

	For the Three Months Ended
	February 28, 2023	February 28, 2022
Consulting and legal expenses	$106,000	$105,000

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

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

As required by the SEC Rules 13a-15(b) and 15d-15(b), an evaluation is required to be carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below:

1.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible, however segregation of duties has been implemented, with regards to the initiation of transactions, the custody of assets and the recording of transactions performed by separate individuals.

2.	We do not have in-house personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions. These functions have been outsourced.
3.	We have determined that oversight over our external financial reporting and internal control over our financial reporting is ineffective as we do not have an audit committee in place.
4.	We have not had our independent accountants audit our financial statements for the year ended November 30, 2022 and provide us with a report for such audit.
5.	We have not had our independent accountants review our financial statements for the three months ended February 28, 2023.

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

Item 1A. Risk Factors

Although risk factors are not required for smaller reporting companies, we stress the following risk:

We note that neither this quarterly report on Form 10-Q (“Quarterly Report”) nor our annual report on Form 10-K for the year ended November 30, 2022 (“Annual Report”) fully meets the requirements of their respective forms. Particularly, we note that the financial statements included in the Annual Report were not audited and no audit report regarding such financial statements was included therein. Additionally, we note that the financial statements included in the Quarterly Report have not been reviewed and approved by an independent public accounting firm. Although we believe that the financial statements in the Annual Report and Quarterly Report satisfy the current public information requirements of Rule 144(c)(2), the financial statements in the Annual Report are not the type of financial statements that an investor would expect to see from a company that has had its financial statements audited by an independent public accounting firm per the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder and the financial statements in the Quarterly Report are not the type of financial statements that an investor would expect to see from a company that has had its financial statements reviewed by an independent public accounting firm per the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Neither the Annual Report nor the Quarterly Report is complete and neither should not be relied upon as accurate, timely or fit for any purpose. Although the Company intends to amend its Annual Report and this Quarterly Report as soon as practicable and invites any inquiries to be directed to Company management, it may not be able to ever amend the Annual Report or this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 12, 2022 we issued 4,077,094 shares of common stock upon the conversion of $44,348 of convertible notes and accrued interest.

On December 2, 2022 we issued 3,564,832 shares of common stock upon the conversion of $39,569 of convertible notes and accrued interest.

On January 4, 2023 we issued 2,817,039 shares of common stock upon the conversion of $26,769 of convertible notes and accrued interest.

On January 6, 2023 we issued 3,048,780 shares of common stock upon the conversion of $25,000 of convertible notes and accrued interest.

On January 13, 2023 we issued 3,174,603 shares of common stock upon the conversion of $20,000 of convertible notes and accrued interest.

On January 20, 2023 we issued 4,679,501 shares of common stock upon the conversion of $32,288 of convertible notes and accrued interest.

On January 24, 2023 we issued 4,111,8429 shares of common stock upon the conversion of $25,082 of convertible notes and accrued interest.

On January 26, 2023 we issued 5,084,746 shares of common stock upon the conversion of $30,000 of convertible notes and accrued interest.

On February 3, 2023 we issued 4,540,772 shares of common stock upon the conversion of $25,882 of convertible notes and accrued interest.

On February 7, 2023 we issued 2,639,237 shares of common stock upon the conversion of $16,100 of convertible notes and accrued interest.

On February 13, 2023 we issued 5,869,163 shares of common stock upon the conversion of $27,000 of convertible notes and accrued interest.

On February 13, 2023 we issued 5,982,513 shares of common stock upon the conversion of $32,305 of convertible notes and accrued interest.

On February 14, 2023 we issued 5,212,174 shares of common stock upon the conversion of $24,000 of convertible notes and accrued interest.

On February 22, 2023 we issued 4,964,194 shares of common stock upon the conversion of $18,860 of convertible notes and accrued interest.

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

Q BIOMED INC.

Dated: June 16, 2023	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer