Form 10-Q/A
period 2023-02-28
Q BioMed Inc.
filed 2023-06-23
CIK 1596062

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Q BIOMED INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Q BIOMED INC.

Condensed Consolidated Balance Sheets

	As of February 28,	As of November 30,
	2023	2022
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash	$23,173	$49,973
Accounts receivable	—	11,535
Prepaid expenses and other current assets	10,808	10,808
Total current assets	33,981	72,316
Investment	3,143,201	3,143,201
Intangible assets, net	287,500	300,000
Total Assets	$3,464,682	$3,515,517

LIABILITIES AND STOCKHOLDERS‘ DEFICIT
Current liabilities:
Accounts payable	$2,252,815	$2,132,063
Accrued expenses	3,221,201	1,545,052
Accrued interest payable	257,297	254,686
Debt	4,083,262	4,109,981
Derivative liabilities	91,158	91,158
Total current liabilities	9,905,733	8,132,940
Total Liabilities	9,905,733	8,132,940

Commitments and Contingencies (Note 8)

Stockholders' Deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized as of February 28, 2023 and November 30, 2022	—	—
Convertible Series A, 500,000 shares designated - 227,998 shares issued and outstanding at February 28, 2023 and November 30, 2022, respectively	2,206,516	2,160,916
Convertible Series B, 1,000,000 shares designated - 296,000 shares issued and outstanding at February 28, 2023 and November 30, 2022, respectively	2,933,823	2,874,623
Convertible Series C, 100,000,000 shares designated – 1,000,000 shares issued and outstanding at February 28, 2023 and November 30, 2022, respectively	50,000	50,000
Common stock, $0.001 par value; 250,000,000 shares authorized; 133,027,272 and 84,328,041 shares issued and outstanding as of February 28, 2023 and November 30, 2022, respectively	133,027	84,328
Additional paid-in capital	56,552,997	56,308,513
Accumulated deficit	(68,317,414)	(66,095,802)
Total Stockholders' Deficit	(6,441,051)	(4,617,422)
Total Liabilities and Stockholders' Deficit	$3,464,682	$3,515,517

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

The accompanying notes are an integral part of these condensed consolidated financial statements

Q BIOMED INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	February 28, 2023	February 28, 2022
Cash flows from operating activities:
Net loss	$(721,612)	$(2,288,623)
Adjustments to reconcile net loss to net cash used in in operating activities
Share based compensation for services	16,033	151,515
Accretion of debt discount	195,582	351,805
Amortization expense	12,500	12,500
Settlement on registration liability	—	241,875
Loss on debt extinguishment	—	232,100
Changes in operating assets and liabilities:
Accounts receivable	11,535	52,389
Prepaid expenses and other current assets	—	(661)
Accounts payable and accrued expenses	296,901	583,974
Accrued interest payable	50,873	33,434
Net cash used in operating activities	(138,187)	(376,856)

Cash flows from financing activities:
Proceeds received from issuance of convertible notes, net	111,387	—
Proceeds received from issuance of common stock and warrants	—	100,030
Cash advances	—	50,000
Proceeds received for warrants modification	—	20,000
Net cash provided by financing activities	111,387	170,030

Net decrease in cash	(26,800)	(206,826)

Cash at beginning of the year	344,009	344,009
Cash at end of the year	$49,973	$137,183

Supplemental disclosures for noncash investing and financing activities:
Issuance of common stock to convert notes payable and accrued interest	$381,950	$1,053,947
Accumulated dividend on convertible preferred stock	$104,800	$122,808
Issuance of common stock for dividend payment on preferred stock	$—	$125,600
Issuance of common stock to extinguish accrued liabilities	$—	$9,799
Adoption of ASU 2020-06	$—	$208,058

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

Note 7 - Debt

The table below summarizes outstanding debt as of February 28, 2023 and November 30, 2022 (amounts are rounded to nearest thousand):

	February 28, 2023	November 30, 2022
Convertible Notes Payable:
Principal value of 2021 Debentures	$2,194,000	$2,408,000
Fair value of bifurcated contingent put option	1,099,000	1,099,000
Debt discount	—	(70,000)
2021 Convertible notes payable, net	3,293,000	3,437,000
Principal value of 2022 Debentures	440,000	560,000
Fair value of bifurcated contingent put option	333,000	333,000
Debt discount	(160,000)	(305,000)
2022 Convertible notes payable, net	613,000	588,000
Principal value of 2023 Debentures	111,000	—
Debt discount	(19,000)	—
2023 Convertible notes payable, net	92,000	—
Cash advances	85,000	85,000
Total carrying value of convertible notes payable	$4,083,000	$4,110,000

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

Q BIOMED INC.

Dated: June 23, 2023	By:	/s/ Denis Corin
Denis Corin
President, Chief Executive Officer, Acting Principal Accounting Officer, Principal Financial Officer